Form 10KSB40
period 1999-12-31
OPEN DOOR ONLINE INC
filed 2000-04-14
CIK 1098125

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

    For the fiscal year ended DECEMBER 31, 1999

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

    For the transition period from _________________  to _____________

                           Commission file No. 0-30584

                             OPEN DOOR ONLINE, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          New Jersey                                             05-0460102
-------------------------------                              -------------------
(State or other jurisdiction of                                (I.R.S. Employer
incorporation or organization)                               Identification No.)

46 Old Flat River Road Coventry, Rhode Island                       02816
---------------------------------------------                     ----------
  (Address of principal executive offices)                        (Zip Code)

       Registrant's telephone number, including area code: (401) 397-5987

        Securities registered pursuant to Section 12(b) of the Act: NONE

        Securities registered pursuant to Section 12(g) of the Act: NONE

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Check if there is no disclosure of delinquent filings pursuant to Item 405 of Regulation S-K contained herein, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X].

     Issuer's revenues for the 12 months ended December 31, 1999: $46,164

     The aggregate market value of the voting and non-voting common equity of the registrant held by non-affiliates of the registrant at April 7, 2000 was approximately $1,271,809 based upon the closing sale price of $0.56 for the Registrant's Common Stock, $.0001 par value, as reported by the National Association of Securities Dealers OTC on April 7, 2000.

     As of April 7, 2000 the registrant had 10,133,285 shares of Common Stock, $.0001 par value, outstanding.

                             OPEN DOOR ONLINE, INC.

                          ANNUAL REPORT ON FORM 10-KSB
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----

                                     PART I

Item 1.   Business                                                            3
Item 2.   Properties                                                         10
Item 3.   Legal Proceedings                                                  11
Item 4.   Submission of Matters to Vote of Securities Holders                11

                                     PART II

Item 5.   Market for the Registrant's Common Stock and Related
            Security Holder Matters                                          12
Item 6.   Management's Discussion and Analysis of Financial Condition
            and Results of Operations                                        15
Item 7.   Financial Statements
Item 8.   Changes in and Disagreements with Accountants on Accounting
            And Financial Disclosure                                         20

                                    PART III

Item 9.   Directors, Executive Officers, Promoters, and Control Persons;
            Compliance with Section 16(a) of Exchange Act                    21
Item 10.  Executive Compensation                                             22
Item 11.  Security Ownership of Certain Beneficial Owners and
            Management                                                       24
Item 12.  Certain Relationships and Related Transactions                     25

                                     PART IV

Item 13.  Exhibit List and Reports on Form 8-K                               26

                                     PART I

ITEM 1. BUSINESS

RECENT DEVELOPMENTS

FORM AND YEAR OF ORGANIZATION

     Open Door Online, Inc., formerly known as Genesis Media Group, Inc., was incorporated under the laws of the state of New Jersey on June 20, 1987. We use the Internet in operating a music recording, distribution and publishing business. In addition, we are establishing a streaming channel comprised of a 24/7 Internet radio site, webcasted events and specialty shows.

ACQUISITION AGREEMENT

     On June 17, 1999, Open Door Records, Inc., a Rhode Island corporation, entered into a Plan of Exchange and Acquisition Agreement, which is described later in this registration statement as the "Acquisition Agreement," with Genesis Media Group, Inc., a New Jersey corporation. This exchange was intended to qualify as a tax-free reorganization pursuant to section 351 of the Internal Revenue Code of 1986, as amended. Pursuant to the Acquisition Agreement, Genesis Media Group declared a 1 for 30 reverse stock split of its existing shares and issued 7,000,000 shares of common stock in exchange for a contribution to Genesis Media Group of 1,000 shares of Open Door Records, which constituted 100% of the issued and outstanding stock of Open Door Records. This transaction caused Open Door Records to become a wholly owned subsidiary of Genesis Media Group. The transaction also caused the former shareholders of Open Door Records to become the controlling shareholders of Genesis Media Group, owning 7,000,000 shares, or 69%, of the total issued and outstanding shares of Genesis Media Group. As a result of this transaction, the shareholders of Open Door Records obtained control of Genesis Media Group's assets, which included office furniture and equipment, leased recording equipment and facilities, and the non-exclusive rights to a music library consisting of various artist titles. Genesis Media Group then changed its name to Open Door Online, Inc. The existing officers and directors of Genesis Media Group resigned, and new directors nominated by the former shareholders of Open Door Online were elected. Prior to the execution of the Acquisition Agreement, Genesis Media Group had operations in the record, movie and advertising business in southern California. Genesis Media Group's common stock was listed on the Over-The-Counter Bulletin Board (OTC:BB) market prior to the completion of the Acquisition Agreement. The stock continued to be so listed after the transactions in the Acquisition Agreement were complete. On December 6, 1999, however, we were de-listed from the OTC:BB and began trading on the Over-The-Counter pink sheets.

     This Disclosure Statement is being filed for the purpose of allowing Open Door Online, f/k/a Genesis Media Group, to re-establish its listing on the Over-The-Counter Bulletin Market exchange.

FORWARD LOOKING STATEMENTS

     When used in this report, the words "may, will, expect, anticipate, continue, estimate project or intend" and similar expressions identify forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E Securities Exchange Act of 1934 regarding events, conditions and financial trends that may effect our future plan of operation, business strategy. Operating results and financial position. Current stockholders and prospective investors are cautioned that any forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties and that actual results may differ materially from those included within the forward-looking statements as a result of various factors. Such factors are described under the headings "Business-Certain Considerations," "Management's Discussion and Analysis of Financial Condition and Results of Operations," and the financial Statements and there associated notes.

     Important factors that may cause actual results to differ from projections include, for example:

     * the success or failure of management's efforts to implement their business strategy;

     *    our ability to protect our intellectual property rights;

     *    our ability to compete with major established companies;

     *    our ability to attract and retain qualified employees; and

     *    other risks which may be described in future filings with the SEC.

GENERAL

     Open Door Online, Inc. is a bona fide "brick and click" entity supporting traditional sales and recording operations with a broad Internet backbone. Through strategic planning and partnering, the components of each division are structured to grow with the implementation of dynamic divisional plans. The management of each division is aggressive in its approach to marketing, adherence to its well defined goals, and flexibility to lead or respond to the ever changing malleability of the Internet, related technologies, and consumer product demand.

PRINCIPAL PRODUCTS OR SERVICES AND THEIR MARKETS

     Open Door Music. In February of 1999, Open Door Records, Inc. created Open Door Music, an online music CD store. Our online CD store, located on the Internet at www.opendoormusic.com, offers over 250,000 music titles for sale. To assist customers in making music selections, the web site contains product notes, reviews, related articles and sound samples and is open 24 hours a day, seven days a week. It offers its customers convenient and timely product fulfillment, including standard and overnight delivery options. Our web site provides an entertaining and informative resource enabling users to search and sample music and artist information interactively through sound and graphics, including online "sound stations" for each artist. Music posted on our web site in digital form is available for downloading using Real Audio(TM) "plug-ins." Visitors to the web site who are interested in the music they sample may purchase it immediately online.

     Open Door Records. On November 21, 1997, Open Door Records, Inc. established its own record label, "Open Door Records." Subsequent to the acquisition of Open Door Records, Inc., we now use our web site, as well as traditional distribution channels to promote, distribute and sell original and licensed artists recordings. We intend to license master recordings from other record labels and conventional advertising and promotional companies, acquire master recordings and publishing catalogs and sign artists to the record label. Through our web site, we intend to feature and promote individual artists and independent record labels.

     With respect to licensing master recordings from other record labels, we are in the process of creating compilation recordings for release as commercial items, corporate premiums for itself or outside clients, giveaways and other promotional uses. To date the record label has three active projects, however we have not entered into any agreements for these projects as of this date. Two of these projects are under consideration by outside clients and one has been approved and is in production. The two projects under consideration are for J.C. Penney and Hanes/Sara Lee, and projected commencement dates are tentatively set for January 1st, 2001. The WHJY Radio project has commenced meaning that requests for master licenses have been sent to the various record labels and music publishers. We have commenced negotiating the license fees for WHJY Radio, with labels and publishers owning the masters and copyrights, respectively, setting a budget, developing art and manufacturing the product. WHJY Radio plans to release the project in Fall 2000. In all cases, the client is responsible for the ultimate purchase and/or sale depending upon if it is to be used as a premium item or as a consumer product. An ongoing and active effort to secure other clients and projects of this nature is part of the operational plan for Open Door Records for the coming years.

     In an effort to acquire master recordings and publish catalogues, solicitation has been made to various individuals and organizations such as Zen Archer Music, Cross Eyed Cat Songs, SESAC, Motown and Spirit Music. To date, the record label has acquired the exclusive distribution rights to WMG Record's entire catalog, which is comprised of six artists from Spirit Music. Under the terms of this distribution agreement, we are required to pay WMG Records, on a quarterly basis, 75% of the wholesale price of all WMG products it sells. The initial term of this agreement is for two years, with an expiration date of May 18, 2001. Thereafter, the agreement automatically renews for an additional one-year term, unless WMG Records exercises its option to terminate the agreement. In addition, we are in preliminary negotiations to acquire master recordings by Stephen Bishop and Robert Lamm from Spirit Music.

     We actively solicit the acquisition of publishing catalogues from all artists signed to Open Door Records. As of this date, we have secured the exclusive and entire right to 50% plus a 7.5% administration fee of all recorded copyright works owned by the music group No Soap Radio for the group's next four records. Under the exclusive recording contract, we are required to pay approximately $10,000 to the artists, 50% payable upon commencement of recording each album and 50% upon approval and delivery of the album as an advance charged against, and recoupable from, all royalties the artists receives from record sales. Royalties received by the artists range from 6% to 13.5% on each sale. The initial term of this agreement expires nine months after delivery of the last master recordings comprising the artists' current recording obligations. The artists anticipate delivering the master recordings by the end of May 2000, with a release set for Fall 2000. Thereafter, we have the option to renew the agreement for an additional term, whereby the artists will be obligated to produce another recorded work. We have three such options, one of which has already been exercised, thus giving us rights to the artists next four records including the recorded work in production at this time. All subsequent optional terms of the agreement expire nine months after delivery of the last master recordings comprising the artists' recording obligations for each optional term.

     On October 4, 1999, we entered into an agreement with Intershow Records, Inc. whereby were granted an exclusive license to exploit two master recordings of The Harlem Gospel Singers and Queen Ester Marrow. In exchange for this license, we are required to pay $75,000 in advances to Intershow records, payable by installments with the last advancement due on August 1, 2000. We receive 70% of the wholesale price for each CD sold, and the artitsts receive 30% after recoupment of all advances and expenses. With respect to non-Internet related exploitation of the recordings, the license granted to us is limited to the territories of the United States, Canada and Mexico. There is no territorial restriction on Internet exploitation of the recordings. The agreement expires on August 1, 2002, after which we would have to renegotiate a new contract in order for Open Door Records to continue exploiting the recordings.

     On June 1, 1999, we signed an exclusive distribution agreement with the music artist "Jeru." Under the agreement, we are granted the exclusive right to manufacture and distribute the artist's record "Jeru the Damaja Presents the Supa-Human Klik Featuring MizMarvel" and any other records produced during the term of the agreement for a two year period. In exchange, we are required to pay recoupable advances up to $25,000 for the artist's promotional expenses. After recoupment of all advances, the royalty split on the wholesale purchase price of the CD's is 50% for us and 50% for the artist. The initial term of the agreement is for two years, after which the agreement automatically renews for an additional one year period unless the artist opts not to renew the agreement by written notice to us prior to expiration of the agreement.

     On July 1, 1999, we entered into an agreement with Live on the Net whereby Live on the Net is granted the exclusive right to broadcast Open Door Records artist performances on its website for a two year term. We are allowed to keep 100% of any advertising revenues we generate. Live on the Net is granted the right to use our trademarks and other intellectual property in its programming and archiving. The agreement expires on July 1, 2001, after which time we will have to renegotiate a new agreement for the continued performance of these services.

     Bowvau Records, Inc., owned by super DJ Quincy Vaughn, has joined the Open Door Online distribution family. We entered into a two-year distribution agreement with Bowvau Records on April 12, 1999, whereby we were made the exclusive distributor of Bowvau's music productions. We are required to pay Bowvau Records, on a quarterly basis, 75% of the wholesale price of all Bowvau music products we sell. The agreement automatically renews for successive one year terms unless Bowvau Records elects to terminate the agreement by giving us thirty days written notice.

     Open Door Studios. As part of the Open Door Records division, we recently opened our own digital recording studio to be utilized for both our own in-house recording projects and outside commercial recording projects.

DISTRIBUTION METHODS AND SOURCES OF SUPPLY:

     We have designed an ordering system we believe is easy-to-use and simple to understand. At any time during a visit to our web site, a customer can click on the "order now" button to place an item in his or her personal shopping cart. The customer can continue to shop the website, adding chosen items. When the customer is ready to submit an order, he or she simply returns to the order page and chooses a shipping method. We offer shipping services by the U.S. Mail, 2-Day Federal Express or Federal Express Overnight. If not previously registered with us, a customer is prompted to register at the time of purchase and enter his or her name, address and password so that we can update our database. The customer has the option of securely submitting credit card information on-line or calling or faxing the information to the Open Door Music Customer Service Department. We also offer the option of payment by check or money order. By assigning a password to every buyer, our ordering process facilitates repeat business by eliminating the need to re-submit credit card and shipping information for subsequent orders. We keep customers informed regarding the status of their orders, receipt and shipment of each order and whether an item is back-ordered. We primarily use Sound Delivery, a division of Valley Media, Inc., as a third-party fulfillment operation to ship CDs, cassettes, and our other products. We anticipate using Baker and Taylor to supply CDs, cassettes and related items purchased at our web site if these items are unavailable through Sound Delivery. All inventory is owned by artists and labels and warehoused by Sound Delivery and Baker and Taylor. Twice daily, we batch customer orders and electronically transmit them to Sound Delivery. We use a secure network through which we transmit data to Sound Delivery, thereby helping to ensure customer security as well as data integrity. Sound Delivery picks, packs and ships customer orders in Open Door Music boxes, and charges us the negotiated rates for merchandise, shipping and handling.

     Customer billing is performed utilizing a third-party credit card processor, First USA, Inc. If a customer's selection is not in stock, we will notify the customer of the backlogged items. We believe that high levels of customer service and support are critical to the value of our services and to retaining and expanding our customer base. Our Customer Service representatives are available from 10:00AM. to 10:00 PM EST on weekdays, and 10:00 AM to 6:00 PM on weekends.

     Open Door Records uses traditional retail music stores, as well as online Internet music stores to distribute the record label's music productions.

     On August 26, 1998, we entered into an agreement to use Sound Delivery, a division of Valley Media, Inc., to fill all online orders of CDs, cassettes and other related products. This agreement has a two year term and therefore expires on August 26, 2000. At that time, we intend to renegotiate a new agreement prior to the expiration of the agreement's current term. We intend to use Baker and Taylor, another supplier, to fill customer orders if and to the extent that Sound Delivery is unable to do so, or in the event we are unable to renegotiate a second term with Sound Delivery. Nevertheless, as of this date, we have not entered into any contracts with Baker and Taylor for the performance of such services. All inventory is owned and stored by Sound Delivery and Baker and Taylor.

     On July 22, 1999, we entered into a distribution agreement with Red Eye Distribution to distribute CD's, cassettes and vinyl recordings of artists produced by or who have distribution agreements with Open Door Records. These products are manufactured by their sister company Red Eye Manufacturing or by third parties who have won the bid for each separate project. The distribution contract allows us to receive 80% of the wholesale price of each CD sold. The contract can be renegotiated prior to the end of its term on July 21, 2001.

COMPETITIVE BUSINESS CONDITIONS

     The market for Internet content providers is highly competitive and rapidly changing. Since the Internet's commercialization in the early 1990's, the number of web sites on the Internet competing for consumers, attention and spending has proliferated. With little or no substantial barriers to entry, we expect that competition will continue to intensify. With respect to competition for consumers' attention, in addition to intense competition from Internet content providers, we face competition from traditional media such as radio, television and print.

     With respect to recorded music sales, Open Door Music competes with numerous Internet retailers, including traditional music retail stores, chains and mega-stores, mass merchandisers, consumer electronics stores and music clubs.

     The US record industry grew to $8.7 billion dollars in the 1997 annual survey completed by the National Association of Recording Manufacturers. The report reflects CD sales of approximately $7.5 billion of the total annual record industry revenue. The total of new releases grew by 36.2% in 1997 and 34.6% in 1996. We believe this trend is continuing and only assists companies who are growth and artist oriented. An inter-year 1999 report published by RIAA, another record industry association, reflects the US markets growth to $12.6 billion annually. The advent of Internet sites, attributed to what were previously mail order houses and record clubs is providing the majority of competition along with the newcomers CDNOW.com and Amazon.com. The mail order sites comprised 14.3% of the total market while the Internet provided 0.3% in 1997. The interim 1999 report shows that Internet music sales had increased to a 15.8% market share.

     The top 5 independent retail music Internet sites, according to Forbes Magazine (11/15/99 issue) ranks Launch Media number one in sales with $17 million annually. Other competitors range from $7.5 million to $3 million.

     We believe that the primary competitive factors in providing music entertainment products and services via the Internet are name recognition, variety of value-added services, ease of use, price, quality of service, availability of customer support, reliability, technical expertise and experience.

     Many of our current and potential competitors in the Internet and the music entertainment businesses have longer operating histories, significantly greater financial, technical and marketing resources, greater name recognition and larger existing customer bases than we do.

     With respect to the recording industry, Open Door Records competes with major and other independent record labels in signing individual artists and groups to its record label. Some of the independent record labels Open Door Records competes with include TVT, Aftermath, Cash Money, Republic, Righteous Babe, Ruff Ryder and Rounder Records. Competition from the major recording labels includes the five major labels of Sony, Universal, WEA, EMI and BMG. Financial Times 1998 Magazine expects these five labels' market share to decline from 78%, its current market share, to 64% of the total market, and that they will maintain this market share through 2008 only by their web sites assistance. Success in this industry is often based on the ability of the record label to move decisively and quickly on music trends, artist signings and promotion. Open Door Records may not be able to compete with other record labels that have larger advertising and promotion budgets. Therefore, there is no guarantee that we can successfully compete in this industry.

     Our future success will depend heavily upon our ability to provide high quality, entertaining content, along with cutting edge technology and value added Internet service. Our failure to compete successfully in the music entertainment business would have a material adverse effect on our business, results of operations and financial condition.

DEPENDENCE ON MAJOR CUSTOMERS

     We are not currently dependent on any major customers for either of our business divisions. The Internet has changed the way people shop by providing convenience and the ability to shop without leaving their home or office. We believe customers will log on to several sites searching for entertainment products and services, and we hope that customers will look to our web site due to its user-friendly environment and wide variety of products and services. Sales through our distribution system to conventional music retailers are not the primary source of our retail sales and with their projected decline in market share become less of a dependency factor as we compete directly with their marketing efforts. Any adverse economic factors will likely impact the industry as a whole.

INTELLECTUAL PROPERTY

     Security. We use an electronic data interchange, or "EDI", interface to ensure the security of customer credit cards transactions and other order information shared with our order fulfillment partner and third party billing company, Sound Delivery. Currently, the EDI interface we utilize is owned and/or licensed by Sound Delivery. Under our distribution agreement with Sound Delivery, we are allowed the non-exclusive use of the EDI for the term of the agreement, which expires in August 2000. The agreement does not automatically renew for successive terms, and therefore we will have to renegotiate a new agreement with Sound Delivery, or enter into an agreement with another distributor. While we believe we could find another distributor to provide secured order fulfillment services in the event we are unable to renegotiate a new agreement with Sound Delivery or cannot come to terms with a current affiliate for the utilization of their EDI, there is no guarantee that we will find such a provider to ensure security of our customer orders.

PROBABLE GOVERNMENTAL APPROVAL AND REGULATION

     We are unaware of any existing governmental regulations of our business, including the business of our divisions, as presently conducted. In the future, we expect to be subject, both directly and indirectly, to various laws and regulations relating to its business, although there are few laws or regulations directly applicable today to access the Internet. Due to the increasing popularity and use of the Internet, it is possible that a number of laws and regulations will be adopted governing commerce on the Internet. Such laws and regulations may cover issues such as user privacy, pricing, content, copyrights, distribution, sales and other use taxes and characteristics and quality of products and services. Further, the growth and development of the market for online commerce may prompt calls for more stringent consumer protection laws that may impose additional burdens on those companies conducting business online. The enactment of any additional laws or regulations could impede our ability to conduct our business, and could also impede the growth of the Internet generally. Either or both of these events could, in turn, decrease the demand for our business, or otherwise have an adverse effect on us. The applicability to the Internet of existing laws in various jurisdictions governing issues such as property ownership, sales and other taxes, contests and sweepstakes, libel, personal privacy, rights or publicity, language requirements and content restrictions, is uncertain and could expose us to substantial liability.

     In addition, several telecommunications carriers are seeking to have telecommunications over the Internet regulated by the Federal Communications Commission (the "FCC") in the same manner as other telecommunications services. For example, America's Carriers Telecommunications Association has recently filed a petition with the FCC for this purpose. The growing popularity and use of the Internet has burdened the existing telecommunications infrastructure, and many areas with high Internet use have begun to experience interruptions in phone service, local telephone carriers, such as Pacific Bell, have petitioned the FCC to regulate Internet service providers and online service providers in a manner similar to long distance telephone carriers and to impose access fees on such providers. If either of these petitions are granted, or if the relief sought therein is otherwise granted, the costs of communicating on the Internet could increase substantially, potentially slowing the growth in use of the Internet.

     Any such new legislation, regulation, application or interpretation of existing laws could have an adverse effect on our business, results of operations and financial condition. U.S. and foreign laws regulate certain uses of customer information and development and sale of mailing lists. We believe that it is in material compliance with such laws, but new restrictions may arise in this area that could have an adverse affect on Open Door Online.

COSTS AND EFFECTS OF COMPLIANCE WITH ENVIRONMENTAL LAWS

     We anticipate that we will have no material costs associated with compliance with federal, state or local environmental law.

EMPLOYEES

     We currently have four (4) full time employees and thirteen (13) part-time employees. These are the employees used for either Open Door Music or Open Door Records. All of these employees have been hired on an "at-will" basis, and thus are not under contract for any definite term. However, Open Door Online, Inc. has entered into employment agreements with certain of its officers and directors.

     On November 15, 1999, we entered into three year employment agreements with Messrs. DeBaene and Carley. Under the agreements, each is entitled to receive a base annual salary of $95,000 during the period of November 15, 1999 to December 31, 2000. The salary will be increased annually, effective January 1st of each year, except in year one, by an amount of 13% or higher as determined by the Board of Directors. In addition to the base salary amounts, each of Messrs. DeBaene and Carley will receive incentive bonuses ranging from 1-3% of our after-tax profits, standard benefits such as health and life insurance, disability payments and reimbursement of reasonable business expenses.

     On March 1, 2000, we entered into three year employment agreements with Mr. Birmingham and Ms. Barbone. Under the agreements, each is entitled to receive a base annual salary of $75,000 during the period of March 31, 2000 to December 31, 2000. The salary will be increased annually, effective January 1st of each year, except in year one, by an amount of 13% or higher as determined by the Board of Directors. In addition to the base salary amounts, each will receive incentive bonuses ranging from 1-3% of our after-tax profits, standard benefits such as health and life insurance, disability payments and reimbursement of reasonable business expenses.

     We may terminate any of the employment agreements for cause, as defined in the agreements, or without cause. In addition, the employee may terminate the agreement for "good reason" or upon the occurrence of a "change in control", as both terms are defined in the agreements. In the event we terminate the employment agreement without cause, the employee terminates the agreement for "good reason", or upon the death or disability of the employee at any time prior to the end of the term of the agreement, the employee is entitled to receive a severance payment in an amount equal to the balance of the employee's base salary due through the balance of the term of the agreement.

     Competition for qualified personnel in certain areas of our industry is intense, particularly among software development and other technical staff. We believe that our future success will depend in part on our continued ability to attract, hire and retain qualified personnel.

CERTAIN KEY CONSULTANTS

     Bridgewater Management Group Inc. has been instrumental in the creation and implementation of the Internet activities of Open Door Online Inc. The services Bridgewater Management Group has provided for Open Door Online include coordination of Internet activities, research and development of current and future Internet ventures, identifying potential acquisition candidates, and general corporate strategic guidance. For each of the services performed, Bridgewater Management Group has acted, and will continue to act, in the capacity of a consultant. It is anticipated that Bridgewater Management Group Inc. will continue to play an important role in the coordination and growth of the Open Door Music division.

     Ms. Pat Rogers brings well over twenty years of experience in music publishing and licensing. The services that Ms. Rogers has provided for Open Door Online include consultation services in music publishing for film and television, consultation services with respect to new emerging technologies such as MP3 and other digital download technology, and has assisted Open Door Online in its composer/artist relations. For each of the services performed, Ms. Rogers has acted, and will continue to act, in the capacity of a consultant. It is anticipated that Ms. Rogers will play an important role in the future publishing activities of Open Door Online Inc.

FAMILY RELATIONSHIPS

     There are no family relationships between the directors, executive officers or any other person who may be selected as one of our directors or executive officers.

ITEM 2. PROPERTIES

     Real Property. In January, 2000 we entered into a month to month rental arrangement to rent approximately 600 sq ft of office space at 46 Old Flat River Rd., Coventry, RI. This office is temporary while we search for the required space to house our corporate office and Internet related operations. The monthly rental is $600 per month.

     We also rent 800 sq ft of space at 40 Wilson, West Warwick, RI for pre production and mixing of artist under contract or from third parties who pay for studio rental. This space rents for $500 per month on a month to month arrangement.

     Our New York/New Jersey Metro office is located at 206 Bryan's Rd, Hampton, NJ where 530 sq ft. are rented on a monthly arrangement for $600 per month. This facility comprises office space and fulfillment of certain small quantity CD orders.

     Equipment. Open Door Online currently owns approximately $146,000 of equipment and leasehold improvements that are used in conjunction with its recording and production studio.

     Music Library. Open Door Online has a music library consisting of original and digitally mastered music media from numerous artists from the 1940's through the 1990's. Open Door Online owns certain of the master recordings in the Library, and has nonexclusive license rights to the rest of the recordings. Open Door Online is currently in the process of purchasing those master recordings to which it currently has only the nonexclusive license rights. This library can be used to produce original singles and albums by the various artists, used to score motion picture productions, television productions and specialty productions. Open Door Online intends to utilize this product through traditional CD production and sales and MP3 digital sales over the Internet. Pursuant to industry standards, Open Door Online is obligated to pay artists royalties on units sold. Open Door Online has valued this library at the lower of the appraised value or the present value of the estimated cash flow from the sale and utilization of these assets over the next seven years, after consideration of production and distribution costs.

ITEM 3. LEGAL PROCEEDINGS

     We are currently vigorously defending suits that were either known to have been or threatened to be filed against Genesis Media Group, Inc. prior to the time of the acquisition and were not disclosed to the current management.

Willette v Genesis Media Group, Inc.
Crawford County, Michigan, Circuit Court

     This suit involves a purported deficiency of compensation of $15,184 of which more than one-half has been paid. However, it appears that the plaintiff has in fact been over paid in cash by prior management and that he has failed to account for such funds. We intend to pursue a counterclaim for the recovery of the excess payments.

Pamela Lane v Genesis Media Group, Inc.,  Donald R. Logan, Shelly  Liebowitz and
  Does 1 through 50.
Superior Court of the State of California for the County of Los Angeles

     The complaint alleges fraud and conspiring to commit fraud; breach of oral contract, assault and battery, intentional infliction of emotional distress, negligent infliction of emotional distress, false imprisonment, and breach of fiduciary duty.

     Our California counsel will file a petition seeking dismal of the suit. Counsel expects the claims to be dismissed without liability.

Empire  Studios,  Inc.  v  Let's  Do  It  Again  Production  (Open  Door  Online
  Productions, Inc.)
Superior Court of the State of California for the County of Los Angeles

     Complaint alleges breech of production facility agreements that Genesis Media Group, Inc. was peripherally involved in. The claim is for $70,000 of studio time that was contracted for and never used. It appears that some monetary settlement, in installments will have to be paid. Additional, parties who provided guarantees may be brought in to mitigate any liability.

Octavia Entertainment Group, Inc. v Genesis Media Group, Inc.(Open Door Records,
  Inc.) and Don R. Logan
Grand Traverse County Michigan, Circuit Court

     Suit alleges fraudulent misrepresentation, fraudulent conversion and breach of contract for failing to pay for the equipment and not returning the recording equipment. A response will be forthcoming when the particulars of the situation are known and within the 45 days allowed by the court. Damages are expected to minimal after return of the equipment. Specified claim maximum $25,000.

ITEM 4. SUBMISSION OF MATTERS

         None.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     1. MARKET INFORMATION

     The following table sets forth high and low bid and asked prices derived from the National Association of Securities Dealers Over the Counter Bulletin Board Quotation System or for the month of December 1999 the OTC Pink Sheets.

                                          Bid Prices              Ask Prices
                                        -------------          ---------------
                                        High      Low          High       Low
                                        ----      ---          ----       ---
Predecessor: Hollywood Television Network, Inc.
1998

January 1 - January 31                  11/16      1/4         9/16       1/8
February 1 - February 28                1/4        1/8         1/4        3/16
March 1 - March 31                      --         --          --         --

Predecessor: Genesis Media Group, Inc.
1998

April 1 - April 30                       --         --          --         --
May 1 - May 31                          1-5/8       1-5/16     1-15/16    1-5/8
June 1 - June 30                        1-3/8       1-1/16     1-11/16    1-1/4
July 1 - July 31                        1-3/8       5/8        1-7/16     13/16
August 1 - August 31                    11/16       3/8        11/16      7/16
September 1 - September 30              11/16       3/8        11/16      7/16
October 1 - October 31                  3/8         1/4        7/16       1/4
November 1 - November 30                5/16        .15        3/8        .18
December 1 - December 31                .15         .07        3/8        .11

Predecessor: Genesis Media Group, Inc.
1999

January 1 - January 31                  .15         .09        .26        .12
February 1 - February 28                .22         1/8        .30        1/8
March 1 - March 31                      .20         1/8        .26        1/8
April 1 - April 30                      .23         .08        .37        .13
May 1 - May 31                          .21         .16        .30        .17
June 1 - June 30                        .17         .10        .18        .11
July 1 - July 31                        .13         .08        3/16       .12

Open Door Online, Inc.
1999 1 for 30 reverse split

August 1 - August 31                    3.60        1-9/16     3.90       2.00
September 1 - September 30              4-1/8       1-9/16     4-3/4      1-7/8
October 1 - October 31                  3-3/16      1-1/8      3-7/8      1-5/8
November 1 - November 30                1-7/8       .15        2-5/8      .42
December 1 - December 31                .59         .3125      .75        .32

     The above quotations are inter-dealer quotations, and the actual retail transactions may involve dealer retail markups, markdowns, or commissions for market makers of Open Door Online's stock. The prices quoted are based on the then stock outstanding and has not been adjusted for mergers, exchanges, splits or reverse splits. There can be no assurance the Common Stock will be accepted for trading on an active public market. In addition, the shares of Common Stock are subject to various governmental or regulatory body rules, which affect the liquidity of the shares.

     As of April 7, 2000, except for 1,273,910 free trading shares, all shares issued by Open Door Online are "restricted securities" within the meaning of Rule 144 under the Securities Act of 1933. Ordinarily, under Rule 144, a person holding restricted securities for a period of one year may, every three months, sell in ordinary brokerage transactions or in transactions directly with a market maker an amount equal to the greater of one percent of Open Door Online's then-outstanding Common Stock or the average weekly trading volume during the four calendar weeks prior to such sale. Future sales of such shares could have an adverse effect on the market price of the Common Stock.

(b) HOLDERS

     As of April 7, 2000, there were approximately 236 registered holders of free-trading shares and 90 holders of Open Door Online's restricted Common Stock, as reported by Open Door Online's transfer agent. Some holders own both free-trading and restricted shares and would be included in both classifications above.

(c) DIVIDENDS

     Open Door Online has not paid any dividends on its Common Stock. Open Door Online currently intends to retain any earnings for use in its operations and to finance the development and the expansion of its business. Therefore, Open Door Online does not anticipate paying cash dividends in the foreseeable future. The payment of dividends is within the discretion of the Board of Directors. Any future decision with respect to dividends will depend on future earnings, future capital needs and the registrant's operating and financial condition, among other factors.

(d) REPORTS TO SECURITY HOLDERS

     Prior to filing this Form 10-SB, we were not required to deliver annual reports. On January 4, 2000, however, we became a reporting company, subject to the reporting requirements set forth under the 1934 Securities Exchange Act. We anticipate filing Forms 10-KSB, 10-QSB, 8-K and Schedules 13D along with appropriate proxy materials as they come due. In addition, Paragraph 16(a) of the Securities Exchange Act requires our executive officers and directors, and persons who own 10% or more of a registered class of our equity securities to file reports of ownership and changes in ownership with the Securities and Exchange Commission if we and our equity securities meet certain requirements.

     As of this date, we have not received or reviewed any filings under Section 16(a) from such individuals, including any filing on Forms 3, 4 or 5. If we issue additional shares, we may file additional registration statements for those shares.

     We believe that the following officers or former officers are delinquent in certain filings described below. We have undertaken steps to insure the filing of these documents within 5 days of the filing of this Form 10KSB.

     Don R. Logan failure to file Form 4 for the acquisition or sale of shares as required for periods beginning as early as January 3, 2000 or others under
Section 13D of the Securities Act of 1933.

     David N. DeBaene failure to file Form 3 for the month of January, 2000

     Thomas Carley failure to file Form 3 for the month of January, 2000

     DJS Investors failure to Form 3 for the month of January, 2000

     Other documents may require filing and compliance will be forthcoming on the advice of counsel.

     Also, to the extent we are required in the future to deliver annual reports by the rules or regulations of any exchange upon which our shares are traded, we intend to deliver annual reports. If we are not required to deliver annual reports in the future for any reason, we do not intend to go to the expense of producing and delivering such reports. If we are required to deliver annual reports, they will contain audited financial statements as required. The public may read and copy materials contained in our files with the Securities and Exchange Commission at the Commission's Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the Commission at 1-800-SEC-0330. The Commission maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the Commission. The Internet address of the Commission's site is (http://www.sec.gov).

2. RECENT SALES OF UNREGISTERED SECURITIES

     On May 18, 1998, Genesis Media Group, Inc, the predecessor, completed an offering under Regulation D, Rule 504 whereby 21,529,607 shares of Genesis Media Group's common stock were sold. Of these shares, 5,452,857 were freely trading, while 16,076,750 were subject to trading restrictions.

     On August 17, 1997, Hollywood Showcase Television Network, Inc. issued an equivalent 303,418 shares of its common stock in conjunction with the merger and exchange of shares of Genesis Group, Inc. These shares were issued pursuant to the exchange agreement between those companies.

     In 1999, Genesis Media Group, Inc. issued to Don R. Logan, the former chief executive officer and director of Genesis Media Group, Inc., an equivalent 9,000,000 pre-reverse shares of restricted common stock in lieu of compensation. At the time of the issue, the fair market value of the stock based on the asked price was $.064 per equivalent share and discounted 20% to allow for the restricted nature of the securities issued.

     In conjunction with the Acquisition Agreement described above, on June 30, 1999 Open Door Records, Inc. was issued 7,000,000 shares of Genesis Media Group's common stock outstanding immediately prior to the closing of the Acquisition Agreement. In exchange, Open Door Records, Inc. issued 1,000 of its shares to Genesis Media Group, Inc.

     In conjunction with the Acquisition Agreement, we granted Mr. DeBaene the right to convert up to 100% of the debt owed to him by us, plus accrued interest, into our Common Stock. On March 7, 2000, he converted $474,895 of debt into 1,158,280 shares at a conversion price equal to the average bid price over the prior 20 day period preceding the conversion.

     On August 9, 1999, we issued 116,667 shares of our common stock to three investors at a price of $1.20 per share pursuant to an offering under Regulation D, Rule 504.

     On September 17, 1999, we issued 557,333 shares of our common stock to three investors at a price of $.075 per share pursuant to an offering under Regulation D, Rule 504.

     For all of the above referenced offerings, we are relying on information provided to us such as the number of investors solicited, the information provided to and received from investors, and the representations made to us by counsel and/or the issuers' management, that such offerings were in compliance with federal and state securities laws.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The "Management's Discussion and Analysis of Financial Condition and Results of Operations" included herein should be read in conjunction with the financial statements of Genesis Media Group, Inc. for the two years ended December 31, 1998 and December 31, 1997, Open Door Records, Inc. for the year ended December 31, 1998 and Open Door Online, Inc. for the year ended December 31, 1999, respectively, and the related notes to each statement appearing elsewhere in this Form 10-KSB. In addition to historical information, the following discussion and other parts of this Form 10-KSB contain forward-looking information that involves risks and uncertainties. Actual results could differ materially from those anticipated by this forward-looking information due to factors discussed in other sections of this Form 10-KSB.

SIGNIFICANT ACCOUNTING POLICIES

REVENUE

     We have adopted revenue recognition procedures in accordance with SEC Staff accounting Bulletin No. 101 which requires different methods for various sales. Revenue is recognized based on these four salient facts;

     Does the registrant

     1.   act as principal in the transaction,
     2.   take title to the products,
     3. have the risk and rewards of ownership, such as loss of collection, delivery, or return, and
     4. act as agent or broker (by performing services, in substance, as an agent or broker) with compensation on a commission or fee basis.

     Based on these qualification and in keeping with APB Opinion No. 22 paragraph 12 which states that, "the disclosure should encompass important judgments as to the appropriateness of principles relating to revenue recognition"' we offer the following:

     Revenue from sales of studio time are recorded when known.

     Revenue from the sale of merchandise, recordings or marketable items owned by us are recorded at the time of sale. The exception to this statement is for items sold wholesale to retailers or other distributors who have the right to return product for up to one year. Our distribution agreement with Red Eye Distribution stipulates that we will receive 60 days after the end of each quarter 80% of the gross value (currently $8.15 per single CD) shipped that quarter. We will book the known receipt and carry the remaining value as a consignment with the requisite reserve account established to provide for the possible risk of return.

     Revenue from advertising is recognized at the end of each month that advertisers ran banners or other solicitations on Open Door channels or for which affiliates pay in cash but not in kind per their contractual agreements.

     Revenue from Internet sales for products that we, do not own and substantially act as agent for are recorded at the amount of compensation to be received by us at the time of sale.

STOCK BASED COMPENSATION

     We have adopted the provisions of SFAS 123, Accounting of Stock-Based Compensation, in accounting for stock-based transactions of non-employees and, accordingly, record compensation expense in the consolidated statements of operations for such transactions. We continue to apply the provisions of APB 25 for transactions with employees, as permitted by SFAS 123.

HISTORICAL

     Our historical financial data presented below has been derived from the financial statements of Open Door Online and its predecessors, including the notes thereto, appearing elsewhere herein.

     The financial data includes the results of operations of Open Door Online, Inc. for December 31, 1999, Open Door Records, Inc. for December 31, 1998 and the results of operations of Genesis Media Group, Inc. and its predecessor, Hollywood Showcase Television Network, Inc. for 1998 and 1997.

                                    December 31,              December 31,
                              -----------------------    -----------------------
                                 1999          1998         1998         1997
                              -----------     -------    ----------   ----------
Summary of Operations

Net Revenues                  $    46,164    $ 37,185    $  521,562   $  829,985

Cost of Sales                       1,560      10,485        81,564        3,196
Gross Profit                       44,604      26,700       439,998      826,789
Operating Expenses                650,662      40,648       813,971      575,031
Net Profit (Loss)                (606,058)    (13,948)      320,470)     151,055

Summary Balance Sheet Data
Total Assets                  $14,620,411     175,047    $3,229,655   $2,218,216
Total Liabilities               1,675,037     116,720       558,241      180,941
Shareholder's Equity            1,945,374      58,327     2,671,414    2,037,275

1997 AND 1998

     The operations of the company for 1998 and 1997 are those of Genesis Media Group, Inc., and its predecessor, Hollywood Showcase Television Network, Inc. The business of those entities was editing and the production of movie and television media and commercial advertising. Genesis Media Group was unable to either generate sufficient liquidity or capital to expand its base of operations and acquire the necessary infrastructure to attract large production engagements. The primary sales revenue came from editing of advertising for various television media. The expansion of the business would have required substantial outlays of capital for additional state of the art editing and production equipment. The production business is highly competitive and requires continual updating of production techniques. Most contracts are awarded by competitive bid to companies with demonstrated capability and personnel. Most contracts obtained by Genesis Media Group, Inc. were relatively short term in duration and did not include the feature film market, which could extend beyond one year in duration. Genesis Media Group was not able to develop its record library for use in the production of films or television entertainment due to a lack of working capital to develop and release such music.

     Genesis Media Group, Inc. did not have sufficient sources of capital or liquidity to allow it to pursue its intended business lines with the intensity and stability that was needed to compete in the West Coast entertainment industry. The business of Genesis Media Group, Inc. was labor intensive in that they required skilled technicians to operate the production and editing equipment. As a result, the labor costs per hour of Genesis Media Group, Inc. were greater than those found in less skilled industries. These factors were the major contributing circumstances, which lead Genesis Media Group, Inc. to enter into the Acquisition Agreement. In conjunction with the Acquisition Agreement, the new management of the company abandoned those operations upon completion of certain contracts in process and elected to pursue its own business plan and implement the Internet operations and expand the distribution operations of Open Door Online, Inc., acquired in the exchange with Open Door Records, Inc.
Therefore, we do not believe that the historical results of operations of Genesis Media Group, Inc. and its predecessor are indicative of the future operations of Open Door Online, Inc.

1999

     The  operations  of Open Door Online,  Inc.,  subsequent  to the  exchange, effective June 30, 1999, through the year ended December 31, 1999 consisted primarily of three phases. The first phase was to wrap up the operations of the predecessor, Genesis Media Group, to which the Company completed open contracts as required, laid-off all West Coast personnel, and set about the orderly liquidation of the owned and leased equipment of the predecessor. This resulted in an operating loss from discontinued operations for the period of approximately $783,940 in addition to the establishment of a reserve for discontinued operations of $500,000 to buy-out and terminate certain long term leases of production equipment.

     Second, we devoted substantial resources to completion of our web based business sites and related programs, processing applications and marketing plans. Portions of the Internet structure were up and operating by December, 1999. However, we continue to add more services and products as quickly as possible to capture a significant market share of the home entertainment and music distribution markets while implementing our Internet sales presence.

     Third, we devoted our time and resources to raising liquidity, assembling a management team and developing strategic alliances with artists, managers and promoters. During this period we raised approximately $393,000 of new equity/liquidity.

RESULTS OF OPERATIONS

SALES

     From inception to December 31, 1999, revenues have primarily consisted of the sale of CD's from our distribution division, Open Door Records, and from the commercial operations of Open Door Studios. Minimal other income was derived from sales of merchandise at locally sponsored concerts. Sales increased 24% to $46,164 at December 31, 1999 from $37,185 the period ended December 31, 1998. The majority of the sales increase was directly attributable to the operations of the recording studio that added new revenue of $30,600.

COST OF SALES

     Cost of Sales, primarily represent CD and fulfillment operations and artist record promotions and royalties plus studio engineering cost. Future costs may include Internet site maintenance and programming, connectivity charges and supplies. The Cost of Sales for the year ended December 31, 1999 decreased to $1,560, an 85% decrease over the prior year ending December 31, 1998.

     Cost of Sales for the year ended December 31, 1999 for Open Door Online, Inc. was approximately 3% of gross revenue. The operations of Genesis Media
Group, the predecessor, were not comparative. As sales volume increases, the cost of sales, as a percentage of sales, should decrease since fixed costs are spread over a greater base.

SALES AND MARKETING EXPENSE

     Sales and marketing expense consists primarily of direct marketing expenses, promotional activities, salaries and costs related to website maintenance and development. We anticipate that overall sales and marketing costs will increase significantly in the future; however, sales and marketing expense as a percentage of net revenue may fluctuate depending on the timing of new marketing programs and addition of sales and marketing personnel.

     Expenses of $20,099 were incurred for the year ended December 31, 1999 an increase of 388% over the $4,121 expended in the prior year ended December 31, 1998. This increase is directly relational to the promotional expenses of newly signed artist that are not recoupable and promotional concerts sponsored to introduce Open Door Records, Inc.

     In the future, we anticipate that we will enter into arrangements with additional leading artists and record labels to secure distribution and marketing services and obtain rights to their music. Future expenses may include costs related to promotional events, which will be expensed in the period the event is held.

CONSULTING EXPENSES

     Consulting expenses for web site maintenance and hosting after the completion of the initial development process was completed and consultants surrounding the implementation of artist signing and promotions added $71,371 to the expenses for the year ended December 31, 1999. There were no comparative expenses in 1998.

GENERAL AND ADMINISTRATIVE

     General and administrative expense consists primarily of salaries, legal and other administrative costs, fees for outside consultants and other overhead. General and administrative expense was approximately 1,048% of Revenue for the year ended December 31, 1999. The year ended December 31, 1998 saw these expenses at 477% of Revenue. It is anticipated that overall general and administrative expense will decrease as a percentage of revenue as revenue increases.

DEPRECIATION EXPENSE

     Depreciation and amortization expenses rose to $38,915 from $11,321 in the years ended December 31, 1999 and December 31, 1998, respectively. The increase is attributed to the addition of certain assets being retained from the Acquisition agreement and the remainder of the assets being depreciated for a full year.

INTEREST EXPENSE

     Net interest expense for the year ended December 31, 1999 was $66,376. Comparable interest costs for the year ended 1998 were $3643. This increase was caused by additional $332,200 of borrowing during 1999. Interest costs may increase in future periods as the Company expands through a combination of debt and equity offerings.

LIQUIDITY AND CAPITAL RESOURCES

     As of December 31, 1999 we had approximately $34,567 in cash. Sufficient cash to finance operations for the short term were received in the first week of January, 2000. Historically we have financed our operations with short-term convertible debt or through the issuance of equity in the form of our common stock. During the period between June 30, 1999 and December 31, 1999 we raised $393,000 through issuance of 674,000 common shares. Significant increases in capital will be required to fund our aggressive business plan and support the manufacturing and distribution requirements of our current artist distribution contracts. While there is no assurance that we will be successful in raising the required capital all indications through our current financing negotiations suggest that we will receive substantial capital.

FUTURE PLAN OF OPERATION

     The post acquisition company, Open Door Online, has discontinued the production operations of the predecessor and focused on branding itself as a virtual "open door" bridging together artists and consumers from around the world and ultimately maintaining a loyal and appreciative entertainment community. Our objective is to build a global entertainment company offering a broad range of entertainment commerce related products and to deliver a wealth of original content in a highly personalized interactive context.

     We recognize that the nature and scope of our intended business will require substantial additional financing. To meet this requirement, we plan to finance our cash requirements through a combination of equity offerings and debt financing. This process will allow us to complete the initial phases of our Internet marketing plan. Once in place, we believe this should provide sufficient operating revenue to expand the other intended areas of our business.

     The Internet marketing arena is highly competitive. We believe that we are well placed to take advantage of this growing market and look to become more competitive in the entertainment and distribution sectors of that market.

     We will expand our workforce to meet our business plan and growth objectives while providing quality services and products. The overall plan of operation and objectives is detailed earlier in this Form 10-KSB.

     Our business plan estimates that revenue will be approximately $6.9 million in the first full year of operations subsequent to the exchange resulting in a net operation loss for the period of approximately $450,000. The total revenues anticipate $3.0 million from retail CD sales, $3.5 million from wholesale CD sales of artists under distribution contracts, $ .2 million from Internet advertising and $.2 million from product license and studio rental. Our basis for arriving at these figures include developing sales patterns from our first quarter 2000 and current industry conditions. The loss for this first period is due in large part to expensing costs related to the programming, promotion, setup and implementation of the Internet presence necessary for our activities.

YEAR 2000 DISCLOSURE

     We do not anticipate any problem in dealing with computer entries in the year 2000 or thereafter, with any computers currently used at any of its facilities. All of our computer systems are new and have been Year 2000 compliant since their acquisition. We keep current with all updates and revisions with all software we currently use. It is anticipated that the software updates reflect required revisions to accommodate transactions in the Year 2000 and thereafter.

     The Year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year. In other words, date-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in system failures or miscalculations causing disruptions of operations, including, among others, a temporary inability to process transactions, send invoices, or engage in similar normal business activities. We do not believe that we have material exposure to the Year 2000 issue with respect to our own information systems since our existing systems correctly define the year 2000. We are currently unable to predict the extent to which the Year 2000 issue will affect our clients, customers and suppliers, or the extent to which any of them would be vulnerable to a failure to remediate any Year 2000 issues on a timely basis.

     In addition, most of the purchases on our web site are expected to be made with credit cards, and our operations may be adversely affected to the extent its customers are unable to use their credit cards due to any Year 2000 issues that are not rectified by their credit card vendors. In a worst case scenario, if our customers' computer systems or that of suppliers and vendors do not contain the necessary software updates to be Year 2000 compliant, a multitude of problems could occur which may include, among others, lost orders, merchandise not shipped or shipped to incorrect addresses and credit card purchases incorrectly credited or debited. As a result, we could lose customers, clients, and credibility which could have a material adverse effect on our business and our financial condition. Such problems could occur with Sound Delivery, our supplier of music CDs, cassettes and other related products. We have not independently verified whether Sound Delivery is Year 2000 compliant, nor assessed the risk that this poses to our business. We have not taken any steps in preparation for a worst-case scenario if our customers or suppliers are not Year 2000 Compliant. We do not have, nor do we intend to create, a contingency plan to handle such an event.

     We have concluded, based on our review of our operations and computer systems and those of our major suppliers and distributors have not had any problems associated with the Year 2000 issue. However, we cannot guarantee that such problems will not arise in the future.

ITEM 7. FINANCIAL STATEMENTS

     The financial statements for this section may be found beginning with Appendix page F-1.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     There  has  been  no  disagreement  with  our  independent   auditor.   The
independent auditor for Open Door Records, Inc., our predecessor, also became the accountant for Genesis Media Group, Inc. another predecessor.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

     As of April 7, 2000, our directors and executive officers, their ages, positions, the dates of their initial election or appointment as director or executive officer, and the expiration of the terms as directors are as follows:

            Name            Age                  Position
            ----            ---                  --------
     David N. DeBaene       41     President, Chief Executive Officer
                                     and Director

     Thomas Carley          38     Vice President and Director

     Edmond L. Lonergan     53     Director

     Norman J. Birmingham   45     Treasurer and Chief Financial Officer

     Steev Panneton         41     Secretary

     Camille M. Barbone     48     Vice President and Chief Operating Officer

BUSINESS EXPERIENCE

     Mr. David DeBaene, one of the founders of Open Door Online, serves as its President and CEO. In June 1991, David DeBaene founded JD American Workwear, Inc., a publicly traded manufacturer and distributor of safety work wear, and currently serves as Chairman of the Board and Chief Executive Officer. Mr. DeBaene created four styles of industrial safety work pants, which are secured by individual patents. These products are distributed worldwide. Entrepreneur Magazine has recognized Mr. DeBaene as one of its featured "outstanding entrepreneurs." Mr. DeBaene is also a musician and played professionally for 10 years. Mr. DeBaene began serving as a director of Open Door Records, Inc. in June 1997 and has been one of our directors since June 17, 1999.

     Mr. Thomas Carley, one of the founders of Open Door Records, Inc., serves as a Vice President and member of our Board of Directors. Thomas Carley has actively been involved in the music industry as a freelance performer, producer and recording engineer. Prior to joining Open Door Online, Mr. Carley was the owner and operator of C & C Contracting and Painting, a general contracting firm, securing both union and non-union contracts, from June 1988 to August
1997. Mr. Carley has been a director of Open Door Records, Inc., and subsequently Open Door Online, since June 1997.

     Edmond L. Lonergan, over the last five years, has been involved in business consulting and the insurance field. From February 1994 to July 1996, Mr. Lonergan was President of an Insurance Company called Insurance Providers of American. He was self employed from July 1996 to May 1998, as a business consultant. Mr. Lonergan has owned and operated Corporate Architects, Inc., a merger and acquisition consulting business specializing in reverse mergers of private companies into inactive public companies, since May 1998. Mr. Lonergan has been a one of our directors since June 17, 1999.

     Norman J. Birmingham has served as President of Patina Corp., a holding company for construction demolition and asbestos abatement companies, since April of 1999. From September 1998 to January 1999, Mr. Birmingham served as Chief Financial Officer of Mediforce, Inc., a medical products company. Mr. Birmingham was Chief Financial Officer for General Environmental Technologies, Inc., a holding company for three demolition companies, from January 1998 to September 1998. From November 1995 to August 1997, he served as President and Chief Financial Officer for Westmark Group Holdings, Inc., a holding company for wholesale mortgage companies. In addition, he served as President of Heart Labs of America, Inc. from November 1995 to June 1996. Mr. Birmingham was President of Budget Services and provided accounting, tax and financial planning services from September 1986 to July 1997. Mr. Birmingham became an officer of Open Door Online in February 2000.

     Mr. Steev Panneton has served as Vice President of Manufacturing and New Product Development for JD American Workwear, Inc. since June 1991. He has also worked as a freelance commercial artist and illustrator for the past 10 years and is a graduate of the College of Rhode Island. Mr. Panneton has developed several new products, including a patented game called Vegas Run . He currently has several other patents pending. He was elected a director of Open Door Records, Inc. in June 1997 and has served as one of our directors since June 17, 1999.

     Ms. Barbone has been involved in the music industry for over twenty-two years. She has discovered, developed and managed many significant artists. From January 1995 to March 1999, Ms. Barbone has owned and been employed by August Artist Management, where she has managed several music artists. Her clients have included The Rolling Stones, Aerosmith, The Indigo Girls, Michael Bolton, The Monkees, J.Giles, Edgar and Johnny Winters. Camille also produced the Gospel segment of Woodstock `94 for a crowd of 350,000. She has lectured throughout the country at seminars, workshops, and conventions and has been interviewed by major newspapers, magazines and television specials such as 20/20, Entertainment Tonight and Fox News. Ms. Barbone elected Vice President of Open Door Records, Inc. in March 1999 and has served as our Chief Operating Officer since March 2000. All prior directors and executive officers of Genesis Media Group, Inc, our predecessor, tendered their resignations in conjunction with the Acquisition Agreement dated June 17, 1999.

     Donna Petronelli is the beneficial owner of one hundred percent of the outstanding shares of DJS Investors whose ownership of 20.77% of the outstanding common shares makes her a control person. Ms. Petronelli is not active in the company.

     Our directors are elected at the annual meeting of stockholders and hold office until their successors are elected and qualified. Our officers are appointed by the Board of Directors and serve at the pleasure of the Board and subject to employment agreements, if any, approved and ratified by the Board.

ITEM 10. EXECUTIVE COMPENSATION

     No compensation or directors fees have been paid to any executive officers or directors of Open Door Online or Open Door Records, Inc. from November 1997, the date of Open Door Records' inception, to the date hereof. On November 15, 1999, we entered into three year employment agreements with Messrs. DeBaene and Carley. Under the agreements, each is entitled to receive a base annual salary of $95,000 during the period of November 15, 1999 to December 31, 2000. The salary will be increased annually, effective January 1st of each year, except in year one, by an amount of 13% or higher as determined by the Board of Directors. In addition to the base salary amounts, each of Messrs. DeBaene and Carley will receive incentive bonuses ranging from 1-3% of our after-tax profits, standard benefits such as health and life insurance, disability payments and reimbursement of reasonable business expenses.

     In addition, On March 1, 2000, we entered into three year employment agreements with Mr. Birmingham and Ms. Barbone. Under the agreements, each is entitled to receive a base annual salary of $75,000 during the period of March 31, 2000 to December 31, 2000. The salary will be increased annually, effective January 1st of each year, except in year one, by an amount of 13% or higher as determined by the Board of Directors. In addition to the base salary amounts, each will receive incentive bonuses ranging from 1-3% of our after-tax profits, standard benefits such as health and life insurance, disability payments and reimbursement of reasonable business expenses.

     Compensation paid to the officers and directors of Genesis Media Group, Inc., Hollywood Showcase Television Network, Inc., Open Door Records, Inc., and Open Door Online, Inc. during 1997, 1998, or 1999 were as follows:


                           SUMMARY COMPENSATION TABLE

                                                                  Long Term Compensation
                                                              -------------------------------
                              Annual Compensation                      Awards          Payouts
                        -----------------------------------    ----------------------  -------
                                                                            Securities
  Name and                                       Other         Restricted   Underlying
  Principal                                      Annual          Stock       Options/    LTIP        All Other
  Position       Year   Salary($)   Bonus($)  Compensation($)  Award(s)($)   SARs(#)   Payouts($)  Compensation($)
  --------       ----   ---------   --------  ---------------  -----------   -------   ----------  ---------------
Don R. Logan     1997   $-0-        $ -0-        $ -0-            $-0-        $ -0-      $ -0-          $ -0-
CEO              1998   $66,500     $ -0-        $ -0-            $-0-        $ -0-      $ -0-          $ -0-
       6 months  1999   $-0-        $ -0-        $ -0-            $576,000    $ -0-      $ -0-          $ -0-

Barrie Logan     1997   $-0-        $ -0-        $ -0-            $-0-        $ -0-      $ -0-          $ -0-
Secretary        1998   $30,826     $ -0-        $ -0-            $-0-        $ -0-      $ -0-          $ -0-
       6 months  1999   $-0-        $ -0-        $ -0-            $-0-        $ -0-      $ -0-          $ -0-

Carl Conte       1997   $-0-        $ -0-        $ -0-            $-0-        $ -0-      $ -0-          $ -0-
Treasurer        1998   $31,250     $ -0-        $ -0-            $-0-        $ -0-      $ -0-          $ -0-
       6 months  1999   $20,000     $ -0-        $ -0-            $-0-        $ -0-      $ -0-          $ -0-

David DeBaene    1997   $-0-        $ -0-        $ -0-            $-0-        $ -0-      $ -0-          $ -0-
CEO              1998   $-0-        $ -0-        $ -0-            $-0-        $ -0-      $ -0-          $ -0-
                 1999   $10,962     $ -0-        $ -0-            $-0-        $ -0-      $ -0-          $ -0-

DEFERRED SALARY

     Messrs DeBaene and Carley have each deferred their respective 1999 salary of $10,962 each until our required capitalization is in place.

STOCK OPTION PLAN

     We currently provide no stock option plan. However, we, with the approval of the Board of Directors, may ask the shareholders to approve such a plan at any meeting of the shareholders following the submission of this Form 10-KSB.

OPTIONS/SAR GRANTS IN LAST FISCAL YEAR (INDIVIDUAL GRANTS)

     None.

AGGREGATED OPTION/SAR EXERCISES IN THE LAST FISCAL YEAR AND FISCAL YEAR-END OPTION/SAR VALUES

     None.

COMPENSATION COMMITTEE

     The compensation  committee currently consists of David N. DeBaene,  Edmond
L. Lonergan and Camille M. Barbone. This committee is empowered to review the personnel needs in key management positions, review and revise pay scales and make recommendations with respect to officers, key employees and certain key consultants. The role of this committee is expected to expand for the review and award of bonuses, the granting of employee stock options and any other stock based compensation.

LIMITATION OF DIRECTORS' LIABILITY

     Our Articles of Incorporation eliminate, to the fullest possible extent permitted by New Jersey law, the personal liability of our directors for monetary damages in relation to breaches of fiduciary duty. However, these articles do not provide for the elimination or limitation of the personal liability of a director for acts or omissions that involve intentional misconduct, fraud or knowing violation of the law, or unlawful corporate distributions. These provisions will limit the remedies available to the stockholder who is dissatisfied with a decision of the board of directors protected by these provisions, and the stockholders' only remedy may be to bring suit to prevent the action of the board. This remedy may not be effective in many situations because stockholders' are often unaware of a transaction or an event before the board's action. In these cases, our stockholders and our company could be injured by a board's decision and have no effective remedy.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

                SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

                                                      Shares
                                                   Beneficially   Percent of
Title of Class       Name/Address of Owner            Owned          Class
--------------       ---------------------            -----          -----
Common           Don R. & Barrie M. Logan              545,530       5.38%
                 23355 Gondor Drive
                 Lake Forrest, California 90710

Common           DJS Investors (iv)                  2,105,000      20.77%
                 275 Crescent Street
                 West Bridgewater, MA 02379

Common           Thomas R. Carley                    1,977,000     19.517%
                 46 Old Flat River Road
                 Coventry, Rhode Island  (D)

Common           David N. DeBaene                    1,837,000      18.13%
                 46 Old Flat River Road
                 Coventry, Rhode Island  (D)

Common           Camille M. Barbone                    705,000       6.96%
                 206 Bryan's Ferry Rd.
                 Hampton, NJ 08827 (D)

Common           All Officers and Directors          4,519,000      44.59%
                 over 5% per Individual

Common           All Officers and Directors          5,044,000      49.78%

----------
Notes:
(1) Includes only officers and directors subsequent to the June 30, 1999 merger.
(D)   Officer and Director of the Company
(i) All Percentages are calculated based upon 10,133,285 shares outstanding as of the date of the filing of this Form 10-KSB.
(ii) As of April 7, 2000, we had 1,275,744 free trading shares outstanding and 8,857,541 restricted shares outstanding for a total of 10,133,285 shares.
(iii) All common shares are entitled to 1 vote per share. There are no other shares with voting rights.
(iv) Donna Petronelli owns 100% of the shares of DJS Investors, and therefore is the beneficial owner of these shares. Her address is 275 Crescent Street, Bridgewater, MA 02379.

                        SECURITY OWNERSHIP OF MANAGEMENT

                                                          Shares
                                                       Beneficially   Percent of
Title of Class       Name/Address of Owner                Owned          Class
--------------       ---------------------                -----          -----
Common           David N. DeBaene                       1,837,000        18.13%

Common           Thomas R. Carley                       1,977,000        19.51%

Common           Camille M. Barbone                       705,000         6.96%

     (1) All percentages are calculated based upon 10,133,285 shares of common stock of Open Door Online issued and outstanding as of the date of filing this Form 10-kSB.

CHANGES IN CONTROL

     There are no known or contemplated arrangement which may result in a change of control.

ESCROW OF SHARES

     We currently have held through our Escrow Agent, Mr. Thomas Connors, Esq. 100,000 restricted common shares of the stock belonging Don R. Logan pursuant to the fulfillment or completion of certain provisions of the Acquisition Agreement dated June 17, 1999 between Genesis Media Group, Inc. and Open Door Records, Inc.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     During 1998 and 1999, Mr. DeBaene has been a lender or guarantor of funds to Open Door Online. As of December 31, 1998 and September 30, 1999, the outstanding balances due him to lenders for which he has guaranteed amounts are $113,643 and $498,622, including interest expense of $3,643 and $8,224, respectively. Interest rates range from 12% to 20% per annum. On March 7, 2000, Mr. DeBaene converted $474,895 of this debt into 1,158,280 shares based on the average bid price of our Common Stock over the twenty day period preceding the conversion. He has elected not to convert any of the guaranteed debt outstanding incurred prior to the initial filing of this registration statement. At no time has Mr. DeBaene received any consideration, directly or indirectly, for the amounts he has guaranteed.

     On February 22, 1999, Genesis Media Group, Inc. distributed to its shareholders shares of TranStar Communications, Inc., that Genesis Media Group received in exchange for certain assets, based on the book value of those assets. The assets consisted of equipment valued at $70,000 and certain receivables in the amount of $165,168. The fair market value of the shares at the time of distribution was $.50 per share. These shares were subsequently sold by the shareholders in a private transaction on April 9, 1999 at a price of $.50 per share.

     On April 12, 1999, Genesis Media Group issued to Don R. Logan, the former chief executive officer and director of Genesis Media Group, 9,000,000 shares of restricted common stock in lieu of compensation. At the time of the issue, the fair market value of the stock based on the asked price was $.064 per equivalent share and discounted 20% to allow for the restricted nature of the securities issued. Genesis Media Group therefore recognized salary expense in the amount of $576,000 for the six months ended June 30, 1999.

ITEM 13. EXHIBITS, LIST AND REPORTS ON FORM 8-K

     (a) The following exhibits are to be filed as part of this Form 10-KSB, all items have been previously filed with Form 10-SB/a:

Exhibit No.                        Identification of Exhibit
-----------                        -------------------------
  3.1*       Articles of Incorporation

  3.2*       By-laws

             Stock Exchange Agreement between Genesis Media Group, Inc. and
  10.1*      Open Door Records, Inc.

             Employment Agreement between Open Door Online, Inc. and David N.
  10.2*      DeBaene

             Employment Agreement between Open Door Online, Inc. and Camille
  10.3*      M. Barbone

             Employment Agreement between Open Door Online, Inc. and Norman J.
  10.4*      Birmingham

             Employment Agreement between Open Door Online, Inc. and Thomas
  10.5*      Carley

             Exclusive Distribution Agreement between Richard Wagner d/b/a
  10.6*      Wagner Music Group and Open Door Music Distribution

             Exclusive Recording Contract between Open Door Records, Inc. and
             Christopher O'Hara, Daniel Roselle, James Farrell, and Walter
  10.7*      Lockhart (No Soap Radio)

  10.8*      License Agreement between Intershow Records AG and Open Door Music

  10.9*      Agreement between LiveOnTheNet.com and Open Door Music, Inc.

             Exclusive Distribution Agreement between KnowSavage Productions,
  10.10*     Inc. and Open Door Music Distribution

  10.11*     Bowvau Distribution Agreement

  F-1        Auditors Opinion and Financial Statements

* Previously filed as exhibits to Form 10-SB/A

                                   SIGNATURES

     In accordance with the section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATED: April 13, 2000                     OPEN DOOR ONLINE, INC.

                                          By: /s/ David N. DeBaene
                                              ----------------------------------
                                              David N. DeBaene
                                              President and Director

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE                             TITLE                          DATE
---------                             -----                          ----

/s/  Thomas Carley              Vice President and Director       April 13, 2000
---------------------------


/s/  Norman J. Birmingham       Treasurer and                     April 13, 2000
---------------------------     Chief Financial Officer


/s/  Camille M. Barbone         Vice President and                April 13, 2000
---------------------------     Chief Operating Officer


/s/  Steev Panneton             Secretary                         April 13, 2000
---------------------------


/s/  Edmond L. Lonergan         Director                          April 13, 2000
---------------------------

                          INDEX TO FINANCIAL STATEMENTS

                                                                            Page
                                                                            ----
OPEN DOOR ONLINE, INC.:

Report of Independent Accountants.........................................   F-1

Balance Sheets - December 31, 1999 and 1998...............................   F-2

Statements of Operations for the two years ended December 31, 1999........   F-3

Statements of Stockholders' Equity for the two years ended
  December 31, 1999 ......................................................   F-4

Statements of Cash Flows for the two years ended December 31, 1999........   F-5

Notes to Financial Statements for the two years ended
  December 31, 1999 ......................................................   F-6

                        REPORT OF INDEPENDENT ACCOUNTANTS

To The Board of Directors
Open Door Online, Inc. (formerly Genesis Media Group, Inc.)
Providence, Rhode Island


We have audited the accompanying balance sheets of Open Door Online, Inc. (formerly Genesis Media Group, Inc.) as of December 31, 1999 and 1998, and the related statements of operations, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all materials respects, the financial position of Open Door Online, Inc. (formerly Genesis Media Group, Inc.) as of December 31, 1999 and 1998, and the results of operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.


                                            James C. Marshall, CPA, PC

Scottsdale, Arizona
April 13, 2000

                             OPEN DOOR ONLINE, INC.
                       (FORMERLY GENESIS MEDIA GROUP, INC.)
                                 BALANCE SHEETS
                        DECEMBER 31, 1999 AND 1998

                                     ASSETS

                                                             December 31,
                                                      -------------------------
                                                          1999          1998
                                                      ------------    ---------
Current Assets
    Cash and cash equivalents                         $     34,567    $      33
    Accounts receivable - trade                            204,489       37,185
    Loans receivable - trade                                30,750
    Prepaid expenses                                                      1,477
                                                      ------------    ---------
                                                           269,806       38,695

Property and equipment, net of accumulated
    depreciation (Note 4)                                  141,605      133,615
Master music library (Notes 1 and 3)                    14,209,000
Other assets                                                              2,737
                                                      ------------    ---------
                                                      $ 14,620,411    $ 175,047
                                                      ============    =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
    Accounts payable                                  $    393,952    $   6,720
    Payroll taxes and accrued expenses                     113,885
    Reserve for discontinued operations (Note 2)           500,000
    Notes payable                                          442,200      110,000
    Current portion of long term debt                       75,000
                                                      ------------    ---------
                                                         1,525,037      116,720

Long term debt                                             150,000
                                                      ------------    ---------
    Total liabilities                                    1,675,037      116,720

Stockholders' Equity(1),
    Common Stock (Notes 7 and 9)                             1,013        1,000

    Additional paid in capital                          13,564,367       71,275

    Retained earnings (deficit)                           (620,006)     (13,948)
                                                      ------------    ---------
                                                        12,945,374       58,327
                                                      ------------    ---------
                                                      $ 14,620,411    $ 175,047
                                                      ============    =========

The accompanying notes are an integral part of these financial statements.

                             OPEN DOOR ONLINE, INC.
                       (FORMERLY GENESIS MEDIA GROUP, INC.)
                             STATEMENTS OF OPERATIONS
                    FOR THE TWO YEARS ENDED DECEMBER 31, 1999

                                                              December 31,
                                                      --------------------------
                                                        1999             1998
                                                      ---------        --------
Revenue
Sales                                                 $  46,164        $ 37,185
                                                      ---------        --------
                                                         46,164          37,185
Cost of sales                                             1,560          10,485
                                                      ---------        --------
Gross profit                                             44,604          26,700

Operating Expenses
    Administrative expenses                             244,318          23,530
    Amortization and depreciation                        38,915          11,321
    Interest expense                                     66,376           3,888
    Office expense                                       60,264           1,144
    Professional and outside services                    87,099             765
    Rent                                                 38,690
    Salaries and payroll taxes                          115,000
                                                      ---------        --------
       Total Operation Expense                          650,662          40,648
                                                      ---------        --------
Net Loss                                              $(606,058)       $(13,948)
                                                      =========        ========

Net loss per common share (Note 8)                    $   (0.11)       $ (13.95)
                                                      =========        ========

The accompanying notes are an integral part of these financial statements.

                             OPEN DOOR ONLINE, INC.
                       STATEMENTS OF STOCKHOLDERS' EQUITY
                    FOR THE TWO YEAR ENDED DECEMBER 31, 1999

                                         Common Stock
                                     --------------------      Paid in     Retained
                                       Shares     Amount       Capital     Earnings        Total
                                     ----------   -------    -----------   ---------    ------------
Balance at January 1, 1998                1,000   $ 1,000    $    71,275                $    72,275

New Income/(Loss)                                                          $ (13,948)       (13,948)
                                     ----------   -------    -----------   ---------    -----------
Balance December 31, 1998                 1,000     1,000         71,275     (13,948)        58,327

Adjustment to reflect Genesis
    acquisition of Open Door
    Records (Note 7)                    936,626       (63)     2,839,417    (226,267)     2,613,087
                                     ----------   -------    -----------   ---------    -----------
Restated Balance at
    January 1, 1999                     937,626       937      2,910,692    (240,215)     2,671,414

Issuance of Common Stock of
   Genesis prior to acquisition of
   Open Door Records (Note 7)           340,000       340        714,399                    714,739

Issuance for acquisition of Open
   Door Records (Note 7)              8,181,665      (331)     9,775,343     226,267     10,001,279

Issuance of Common Stock                673,994        67        163,933                    164,000

Net Income/(Loss)                                                           (606,058)      (606,058)
                                     ----------   -------    -----------   ---------    -----------

Balance at December 31, 1999         10,133,285   $ 1,013    $13,564,367   $(620,006)   $12,945,374
                                     ==========   =======    ===========   =========    ===========

The accompanying notes are an integral part of these financial statements.

                             OPEN DOOR ONLINE, INC.
                       (FORMERLY GENESIS MEDIA GROUP, INC.)
                             STATEMENTS OF CASH FLOWS
                    FOR THE TWO YEARS ENDED DECEMBER 31, 1999

                                                              December 31,
                                                        ------------------------
                                                          1999          1998
                                                        ---------     ---------
Cash Flows from Operations
  Net loss                                              $(606,058)    $ (13,948)

  Adjustments to reconcile net loss to net
    cash used by operating activities:
    Amortization and depreciation                          38,915        11,321

Changes in cash flows provided (used) by
  operating activities                                   (567,143)       (2,627)

Changes in operating assets and liabilities
  (net of effects from acquisition of business):
       accounts receivable                               (167,304)      (37,185)
       loans receivable - trade                           (30,750)
       prepaid expenses                                     1,477        (1,477)
       other assets                                         2,737        (2,737)
       accounts payable                                   236,222         6,720
       accrued expenses
                                                        ---------     ---------
    Net cash flow used by operating activities           (524,761)      (37,306)
                                                        ---------     ---------
Cash Flows from investing activities
    Acquisition of property, plant and equipment          (46,905)      (73,661)
                                                        ---------     ---------
    Net cash used in investing activities                 (46,905)      (73,661)
                                                        ---------     ---------
Cash flow from financing activities
    Proceeds from issuance of debt                        442,200       110,000
    Proceeds for issuance of Common Stock                 164,000         1,000
                                                        ---------     ---------
    Net cash provided by financing activities             606,200       111,000
                                                        ---------     ---------
Net increase in cash and cash equivalents                  34,534            33

Cash at January 1,                                             33            --
                                                        ---------     ---------
Cash at end of period                                   $  34,567     $      33
                                                        =========     =========

The accompanying notes are an integral part of these financial statements.

                             OPEN DOOR ONLINE, INC.
                       (FORMERLY GENESIS MEDIA GROUP, INC.)
                          NOTES TO FINANCIAL STATEMENTS
                    FOR THE TWO YEARS ENDED DECEMBER 31, 1999


NOTE 1 - ORGANIZATION

     Open Door Records, Inc. ("Open Door") was incorporated in the state of Rhode Island on November 20, 1997. The Company had no operations during 1997.

     In June 1999, Open Door entered into a stock exchange agreement with Genesis Media Group, Inc. ("Genesis") accounted for as a reverse acquisition whereby all of Open Door's outstanding stock would be acquired in exchange for stock of Genesis. On an aggregate basis, Genesis shareholders received 0.0333 shares of the Company for each share of Genesis common stock. In addition, the agreement provides for the resignation of management and directors of Genesis and the appointment of directors and executives selected by Open Door. This agreement was completed as of June 30, 1999, whereupon the resulting entity changed its name to Open Door Online, Inc. (the "Company") and state of incorporation to New Jersey. The combination of Open Door with Genesis was accounted for as a tax-free exchange under the Internal Revenue Code.

     The purchase method of accounting was performed on Genesis based on the fair market value at the transaction date. The fair market value of Genesis was based on the per share value of Genesis common stock near June 30, 1999, the closing date of the merger. Since the appraised value of the music library was in excess of $38 million, the fair market value of the merger was allocated music library and results in no goodwill being recorded. The valuation of Genesis, including transaction costs of $120,000 was $13,370,115. A summary of assets and liabilities acquired, at established fair market value was as follows:

     Assets - Music Library               $ 14,209,000
                                          ------------
       Total Assets                       $ 14,209,000

     Current liabilities assumed              (688,885)
     Long-term liabilities assumed            (150,000)
                                          ------------
     Fair market value of Genesis         $ 13,370,115
                                          ============

     The accompanying financial statements include the results of Open Door for all periods and the results of Genesis beginning on July 1, 1999. The unaudited pro forma financial data does not purport to represent what the Company's results from continuing operations would actually have been had the transaction in fact occurred as of an earlier date, or project the results for any future date or period.

                             OPEN DOOR ONLINE, INC.
                       (FORMERLY GENESIS MEDIA GROUP, INC.)
                          NOTES TO FINANCIAL STATEMENTS
                    FOR THE TWO YEARS ENDED DECEMBER 31, 1999


NOTE 1 - ORGANIZATION (CONTINUED)

                                                       December 31
                                                --------------------------
     Pro Forma (unaudited)                         1999           1998
                                                -----------    -----------
     Revenue                                    $    99,264    $   558,747
     Cost of good sold                                7,060         92,049
                                                -----------    -----------
       Gross profit                                  92,204        466,698

     Expenses
       Selling, general and administrative       (1,369,517)      (749,602)
       Interest expense                             (76,765)       (31,950)
                                                -----------    -----------
     Loss from operations                       $(1,353,967)   $  (314,854)
                                                ===========    ===========

     Loss per share                             $     (0.14)   $     (0.04)
                                                ===========    ===========

     Weighted average number of shares            9,573,069      9,119,291
                                                ===========    ===========

NOTE 2 - DISCONTINUED OPERATIONS

     In conjunction with the acquisition, the Company had certain capitalized leases and operating lease obligations that extend through 2003. Genesis had a number of capitalized leases and other obligations as of June 30, 1999 with scheduled payments of approximately $820,000 through 2003 which the Company is in the process of eliminating. As of June 30, 1999, the Company elected to discontinue the acquired movie production and editing business in California and accordingly provided a reserve of $500,000 in excess of the net carrying value of Genesis to terminate such leases and close the operations.

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     The summary of significant accounting policies of Open Door Records, Inc. is presented to assist in understanding the Company's financial statements. The financial statements and notes are representations of the Company's management. Management is responsible for their integrity. The accounting policies conform to generally accepted accounting principles and have been consistently applied in the preparation of the financial statements.

LINE OF BUSINESS

     The business of the Company to date has derived revenue from the promotion, production and studio recording services to music artists. The Company is in the process of developing and internet presence for the sales and marketing of music and related products through the internet and expanding its promotion, production and recording services to the entertainment and music markets.

                             OPEN DOOR ONLINE, INC.
                       (FORMERLY GENESIS MEDIA GROUP, INC.)
                          NOTES TO FINANCIAL STATEMENTS
                    FOR THE TWO YEARS ENDED DECEMBER 31, 1999


NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

REVENUE RECOGNITION

     Revenue is generally recognized upon shipment to the customer or upon completion of the services and is fully earned. Through December 31, 1999, substantially all of the revenue is derived from the sale of music production services to third parties.

EQUIPMENT AND DEPRECIATION

     Depreciation has been provided on a straight-line basis for financial accounting purposes using the straight-line method over the shorter of the asset's estimated life or the lease term. The estimated useful lives of the assets are as follows:

     Record and production equipment             5-7 Years
     Website Development                         5-7 Years
     Leasehold improvements                      3-10 Years

MASTER MUSIC LIBRARY

     The master music library consists of original and digitized masters of well known artists. The Company has the right to produce, sell, distribute or otherwise profit from its utilization of this library subject to industry standard royalty fees to be paid to artists as copies of the product are sold or distributed. The Company will amortize the library on a units sold basis in accordance with SFAS 50 that relates the capitalized costs to estimated net revenue to be realized. When anticipated sales appear to be insufficient to fully recover the basis, a provision against current operations will be made for anticipated losses. To date the Company has not utilized the library nor expensed any of the carrying value.

COMPREHENSIVE NET LOSS

     There is no difference between the Company's net loss as reported for any of the periods reported herein and the Company's comprehensive loss, as defined by the Statement of Financial Accounting Standards No. 130.

                             OPEN DOOR ONLINE, INC.
                       (FORMERLY GENESIS MEDIA GROUP, INC.)
                          NOTES TO FINANCIAL STATEMENTS
                    FOR THE TWO YEARS ENDED DECEMBER 31, 1999


NOTE 4 - PROPERTY AND EQUIPMENT

     Depreciation and amortization for the years ended December 31, 1999 and 1998 were $38,915, and $11,321, respectively.

     Property plant and equipment consist of the following:

                                                           December 31,
                                                      ----------------------
                                                        1999         1998
                                                      ---------    ---------
     Production equipment                             $ 144,251    $ 105,306
     Office equipment, furniture and fixtures            33,985       33,985
     Leasehold improvements                              13,605        5,645
                                                      ---------    ---------
                                                        191,841      144,936
     Less accumulated depreciation and amortization     (50,236)     (11,321)
                                                      ---------    ---------
                                                      $ 141,605    $ 133,615
                                                      =========    =========

NOTE 5 - RELATED PARTY SHORT TERM DEBT

     Short term debt is due to the president of the Company for cash advances made to the Company for working capital. No repayments have been made on the balances. Advances during the years ended December 31, 1999 and 1998 were $332,200 and $110,000, respectively. The ending balances at December 31, 1999 and 1998, were $442,200, and $110,000, respectively. Interest expense for the periods was $8,224 and $0, respectively. See Note 9 for subsequent events.

                             OPEN DOOR ONLINE, INC.
                       (FORMERLY GENESIS MEDIA GROUP, INC.)
                          NOTES TO FINANCIAL STATEMENTS
                    FOR THE TWO YEARS ENDED DECEMBER 31, 1999


NOTE 6 - INCOME TAXES

     The tax-free exchange with Genesis creates a difference in the basis of the assets between tax basis and accounting basis. At July 1, 1999, the tax basis of the assets is approximately $906,000 greater than the accounting basis. In the future, as assets are disposed of, depreciated, or amortized or liabilities paid, the deduction for tax purposes will be greater than the book basis, resulting in reduced tax expense or greater net operating loss carryover for tax purposes than would otherwise be expected. There is no certainty as to the timing of such recognition nor that the Company will be able to fully utilize these differences.

     The components of deferred tax assets and liabilities are as follows:

                                                               December 31,
                                                          ---------------------
                                                             1999       1998
                                                          ---------    -------
     Tax effect of assets acquired in business
        combination                                       $ 362,000    $    --
     Tax effects of reserve for discontinued operations     200,000         --
     Tax effects of carryforward benefits:
         Net operating loss carryforwards                   242,000      5,600
                                                          ---------    -------
     Tax effects of carryforwards
        Tax effects of future taxable differences
          and carryforwards                                 804,000      5,600
     Less deferred tax asset valuation allowance           (804,000)    (5,600)
                                                          ---------    -------
     Net deferred tax asset                               $      --    $    --
                                                          =========    =======

     Realization of the net deferred tax assets is dependent on generating sufficient taxable income prior to their expiration. Tax effects are based on a 9.0% state and 34.0% federal income tax rates for a net combined rate of 40%. The tax effects of the acquired business combination have not been recognized in the current or prior periods but will be recognized in future periods, at which time if the current period taxable income is insufficient to offset such charges for tax purposes, the effect will be available to the Company over the succeeding 20 years. The realized net operating losses expire over the next 20 years, the majority of which expire in 2019. A valuation allowance has been provided for the full deferred tax asset amount due to the lack of operating history and operating losses in recent periods. When realization of the deferred tax asset is more likely than not to occur, the benefit related to the differences will be recognized as a reduction of income tax expense.

                             OPEN DOOR ONLINE, INC.
                      (FORMERLY GENESIS MEDIA GROUP, INC.)
                          NOTES TO FINANCIAL STATEMENTS
                    FOR THE TWO YEARS ENDED DECEMBER 31, 1998


NOTE 7 - COMMON STOCK

     Genesis was the nominal acquirer in the Open Door Records, Inc. transaction in which Open Door was the nominal acquiree in the reverse acquisition. The December 31, 1998 financial statements represent the activities of Open Door only. As the legal acquirer, the Genesis balances at January 1, 1999 were adjusted to reflect the business combination and to give effect to the one for 30 reverse split of the Genesis shares as of June 30, 1999 retroactive to January 1, 1999 in accordance with SFAS 128. The Company issued a total of 8,181,665 shares for former Open Door Records, Inc. holders and to promoters and sponsors of the transaction. The outstanding stock of the Company was 10,133,285 shares and 1,000 shares at December 31, 1999 and 1998, respectively.

NOTE 8 - EARNINGS PER COMMON SHARE

     Earnings per share of common stock have been computed based on the weighted average number of shares outstanding. As of December 31, 1998, the weighted average number of shares outstanding was 1,000. The weighted average number of shares used to compute the earnings per share at December 31, 1999, after giving effect to the acquisition on June 30, 1999 by Genesis, the legal acquirer of Open Door Records, Inc., and giving retroactive effect to January 1, 1999 of the one for 30 reverse stock split of Genesis was 5,432,863.

NOTE 9 - STOCK TRANSACTIONS - SUBSEQUENT EVENTS

     In March, 2000 the Company granted and on March 7, 2000, the president of the Company exercised his option to convert his loans to the Company to common stock. The conversion price was based on the average of the last 20 days average price of the stock immediately preceding the exercise. The Company issued a total of 1,183,853 shares which included principal and interest due of $473,541 and the Company reduced its liability for the debt.