Form 10QSB
period 2000-03-31
OPEN DOOR ONLINE INC
filed 2000-05-15
CIK 1098125

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)
[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934

     For the quarterly period ended March 31, 2000

[ ] Transition report under Section 13 or 15(d) of the Exchange Act

    For the transition period from _____________ to _____________

                           Commission File No. 0-30584


                             OPEN DOOR ONLINE, INC.
        -----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

         New Jersey                                              05-0460102
(State or Other Jurisdiction of                                (I.R.S.Employer
 Incorporation or Organization)                              Identification No.)

              46 Old Flat River Road, Coventry, Rhode Island 02816
              ----------------------------------------------------
                    (Address of Principal Executive Offices)

                                 (401) 397-5987
                 -----------------------------------------------
                 (Issuers Telephone Number, Including Area Code)

                                       N/A
              ----------------------------------------------------
              (Former Name, Former Address and Former Fiscal Year,
                         if Changed Since Last Report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuers classes of common stock, as of the last practicable date.

     Common Stock, $.0001 par value per share, 11,291,565 shares outstanding at April 20, 2000

     Transitional Small Business Disclosure Format (check one) Yes [ ] No [X]

                             OPEN DOOR ONLINE, INC.
                              INDEX TO FORM 10-QSB

                                                                            Page
                                                                            ----
PART I. FINANCIAL INFORMATION

     Item 1. Financial Statements

         Independent Accountants' Review Report                                3

         Balance Sheets as of March 31, 2000 and March 31, 1999                4

         Statements of Operations for the three months
         ended March 31, 2000 and March 31, 1999                               5

         Statements of Cash Flows for the three months
         ended March 31, 2000 and March 31, 1999                               6

         Notes to Financial Statements                                         7

     Item 2. Management's Discussion and Analysis of Financial
             Condition and Results of Operations                               9

PART II. OTHER INFORMATION

     Item 1. Legal Proceedings                                                11

     Item 2. Changes in Securities                                            12

     Item 3. Defaults Upon Senior Securities                                  12

     Item 4. Submissions of Matters to a Vote of Security Holders             12

     Item 5. Other Information                                                12

     Item 6. Exhibits and Reports on Form 8-K                                 13

FORWARD LOOKING STATEMENTS

     When used in this report, the words "may, will, expect, anticipate, continue, estimate project or intend" and similar expressions identify forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E Securities Exchange Act of 1934 regarding events, conditions and financial trends that may effect our future plan of operation, business strategy. Operating results and financial position. Current stockholders and prospective investors are cautioned that any forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties and that actual results may differ materially from those included within the forward-looking statements as a result of various factors. Such factors are described under the headings "Business-Certain Considerations," "Management's Discussion and Analysis of Financial Condition and Results of Operations," and the financial Statements and their associated notes.

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

PART I - FINANCIAL INFORMATION

     ITEM 1. FINANCIAL STATEMENTS

[James C. Marshall, CPA, PC Letterhead]

                       INDEPENDENT AUDITOR'S REVIEW REPORT

To the Board of Directors
OPEN DOOR ONLINE, INC.

We have reviewed the accompanying balance sheets of Open Door Online, Inc. and the related statements of operations, and cash flows as of March 31, 2000 and 1999, and for the three months then ended. These financial statements are the responsibility of the company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying financial statements for them to be in conformity with generally accepted accounting principles.

We have previously audited, in accordance with generally accepted auditing standards, the balance sheet of Open Door Online, Inc. as of December 31, 1999 and 1998, and the related statements of operations, stockholders' equity, and cash flows for the years then ended; and in our report dated April 13, 2000, we expressed an unqualified opinion on those financial statements.


                                        /s/ James C. Marshall, CPA, PC

Scottsdale, Arizona
May 9, 2000

                             OPEN DOOR ONLINE, INC.
                                 BALANCE SHEETS
                             MARCH 31, 2000 AND 1999
                                   (UNAUDITED)

                                                      March 31,       March 31,
                                                        2000            1999
                                                    ------------     ---------
ASSETS
Current Assets:

  Cash and cash equivalents                         $     (7,470)    $  22,684
  Accounts receivable, net of allowance                  358,727         9,685
  Inventories                                             10,301
  Misc Loans Receivable                                  193,894
  Prepaid Expenses                                            --         1,477
                                                    ------------     ---------
     Total current assets                                555,452        33,846

  Property and equipment, net                             83,050       125,589
  Web Site Development, net                               48,977        43,556
  Music Library                                       14,209,000
  Other assets                                                --         2,737
                                                    ------------     ---------

     TOTAL ASSETS                                   $ 14,896,479     $ 205,728
                                                    ============     =========

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities
Current liabilities:
  Current portion of long-term debt                 $     75,000     $   3,457
  Accounts payable and accrued expenses                  506,449
  Reserve for discontinued operations                    500,000
  Short-term notes payable                                72,397       191,507
  Accrued royalties                                      156,995
  Accrued interest on notes payable                       10,860         8,100
                                                    ------------     ---------
     Total current liabilities                         1,321,701       203,064
                                                    ------------     ---------
Long-term debt, net of current portion                   150,000            --
                                                    ------------     ---------
     Total liabilities                                 1,471,701       203,064

Stockholders' equity

Common stock, $.0001 par value; authorized,
  50,000,000 shares; issued and outstanding,
  11,291,565 shares and 10,133,185 shares at
  March 31, 2000 and December 31, 1999,
  respectively                                             1,129         1,000
Additional paid-in capital                            14,039,146        63,918
Accumulated deficit                                     (615,497)      (62,254)
                                                    ------------     ---------

     Total Stockholders' equity:                      13,424,778         2,664
                                                    ------------     ---------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY          $ 14,896,479     $ 205,728
                                                    ============     =========

              See accompanying notes to these financial statements

                             OPEN DOOR ONLINE, INC.
                            STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999
                                   (UNAUDITED)


                                                 March 31,           March 31,
                                                   2000                1999
                                               ------------         -----------
Revenues
Net sales                                      $    315,295         $
Cost of goods sold                                  156,995               4,731
                                               ------------         -----------
Gross profit                                        158,300               4,731

Operating Expenses:
Payroll and payroll taxes                            74,000
Selling Expenses                                      3,112
Consulting Expenses                                  19,185               9,749
Depreciation and amortization                         9,578
Professional fees                                    21,401               4,500
Rent                                                  5,700               3,000
Supplies                                              1,739                 227
Telephone                                             2,463                 904
Travel and Entertainment                              7,877              10,280
Other                                                 3,562               6,191
     Total operating expenses                       148,617              43,575
                                               ------------         -----------
     Operating income (loss)                          9,683             (39,582)
Interest income (expense)                            (5,175)             (8,724)
                                               ------------         -----------
NET INCOME (LOSS)                              $      4,508         $   (48,306)
                                               ============         ===========

Net loss per common share                      $       0.00         $     (0.01)
                                               ============         ===========
Weighted average number of
  common shares outstanding                      10,445,510           7,000,000
                                               ============         ===========

See accompanying notes to these financial statements

                             OPEN DOOR ONLINE, INC.
                            STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999
                                   (UNAUDITED)

                                                                      March 31,       March 31,
                                                                        2000            1999
                                                                     ---------         --------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income/(loss)                                                    $   4,508         $(48,306)
Adjustments to reconcile net (loss) to net
  cash (used in) operating activities:
  Depreciation and amortization                                          9,578               --
                                                                     ---------         --------
Changes in cash flows provided (used in) operating activities           14,087         $(48,306)

Changes in operating assets and liabilities:
  (Increase) decrease in accounts receivable                          (154,238)
  (Increase) in loans receivable                                      (163,144)          27,500
  (Increase) in inventories                                            (10,301)
  (Increase) decrease in other assets
  Decrease in accounts payable                                          (1,398)
  Increase in royalties payable                                        156,995           (3,263)
  Increase (decrease) in accrued expenses                               10,860            8,100
                                                                     ---------         --------
Net cash (used in) operating activities                               (147,139)         (15,969)
                                                                     ---------         --------
CASH FLOWS FROM INVESTING ACTIVITIES
  Acquisition of Equipment                                                              (46,850)

CASH FLOWS FROM FINANCING ACTIVITIES
  Principal advances on notes payable and long-term debt               153,665           81,507
  Principal repayment of short-term debt                              (523,548)
  Conversions of debt to common stock                                  474,895
  Sale of common stock                                                      --           19,000
                                                                     ---------         --------
Net cash (used in) provided by financing activities                    105,012           85,470
                                                                     ---------         --------

NET INCREASE (DECREASE) IN CASH                                        (42,127)          22,651

Cash and cash equivalents - beginning of period                         34,657               33
                                                                     ---------         --------
Cash and cash equivalents - end of period                            $  (7,470)        $ 22,684
                                                                     =========         ========

See accompanying notes to these financial statements

                             Open Door Online, Inc.
                          Notes to Financial Statements
               for the three months ended March 31, 2000 and 1999


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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The summary of significant accounting policies of Open Door Records, Inc. is presented to assist in understanding the Company's financial statements. The financial statements and notes are representations of the Company's management. Management is responsible for their integrity. The accounting policies conform to generally accepted accounting principles and have been consistently applied in the preparation of the financial statements. . The results of operations for the interim periods shown in this report are not necessarily indicative of results to be expected for the fiscal year ending December 31, 2000.

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

                             Open Door Online, Inc.
                          Notes to Financial Statements
               for the three months ended March 31, 2000 and 1999


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

NOTE 3 - PROPERTY AND EQUIPMENT

Depreciation and amortization for the three months ended March 31, 2000 and 1999 were $9,578, and $0, respectively.

Property plant and equipment consist of the following:

                                                                 March 31,
                                                         -----------------------
                                                           2000           1999
                                                         ---------      --------
Production equipment                                     $  95,306      $ 95,306
Web site development                                        48,977        43,556
Office equipment, furniture and fixtures                    33,985        24,638
Leasehold improvements                                      13,573         5,645
                                                         ---------      --------
                                                           191,841       169,145
Less accumulated depreciation and amortization             (59,814)           --
                                                         ---------      --------
                                                         $ 132,027      $133,615
                                                         =========      ========

                             Open Door Online, Inc.
                          Notes to Financial Statements
               for the three months ended March 31, 2000 and 1999


NOTE 4 - INCOME TAXES

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

The components of deferred tax assets and liabilities are as follows:

                                                                March 31,
                                                         ----------------------
                                                            2000         1999
                                                         ---------     --------
Tax effect of assets acquired in business combination    $ 362,000     $     --
Tax effects of reserve for discontinued operations         200,000           --
Tax effects of carryforward benefits:
  Net operating loss carryforwards                         242,000       24,400
                                                         ---------     --------
Tax effects of carryforwards
Tax effects of future taxable differences
 and carryforwards                                         804,000       24,400
Less deferred tax asset valuation allowance               (804,000)     (24,400)
                                                         ---------     --------
Net deferred tax asset                                   $      --     $     --
                                                         =========     ========

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

NOTE 5 - STOCK TRANSACTIONS - RELATED PARTY

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

                             Open Door Online, Inc.
                          Notes to Financial Statements
               for the three months ended March 31, 2000 and 1999


NOTE 6 - COMMON STOCK

Genesis was the nominal acquirer in the Open Door Records, Inc. transaction in which Open Door was the nominal acquiree in the reverse acquisition. As the legal acquirer, the Genesis balances at January 1, 1999 were adjusted to reflect the business combination and to give effect to the one for 30 reverse split of the Genesis shares as of June 30, 1999 retroactive to January 1, 1999 in accordance with SFAS 128. The Company issued a total of 8,181,665 shares for former Open Door Records, Inc. holders and to promoters and sponsors of the transaction. The outstanding stock of the Company was 11,317,138 shares and 7,000,000 shares at March 31, 2000 and 1999, respectively.

NOTE 7 - EARNINGS PER COMMON SHARE

Earnings per share of common stock have been computed based on the weighted average number of shares outstanding. The weighted average number of shares used to compute the earnings per share at March 31, 2000, after giving effect to the acquisition on June 30, 1999 by Genesis, the legal acquirer of Open Door Records, Inc

NOTE 8 - 1999 PURCHASE ACCOUNTING

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

    Assets - Music Library                     $ 14,209,000
                                               ------------
       Total Assets                            $ 14.209,000

     Current liabilities assumed                   (688,885)
     Long-term liabilities assumed                 (150,000)
                                               ------------
     Fair market value of Genesis              $ 13,370,115
                                               ============

The accompanying financial statements include the results of Open Door for all periods and the results of Genesis beginning on July 1, 1999.

ITEM 2. MANAGEMENT S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

     SALES

     Sales consisted primarily of revenues derived from shipments recorded music related to various distribution contracts for CD's by our distribution division, Open Door Records, and from the commercial operations of Open Door Studios. Sales increased 100% to $315,295 for the quarter ending at March 31, 2000 from $0 in the comparative quarterly period ended March 31, 1999. The majority of the sales increase was directly attributable to the operations of the distribution contracts. We expect increases of up to three times this revenue in the second quarter with the advent of an explosion of growth in Open Door Records distribution and major contributions from web site sales and advertising revenue.

     COST OF SALES

     Cost of Sales are normally primarily represented by CD and fulfillment operations and artist record promotions and royalties plus studio engineering cost. All costs for shipments this quarter were of products we paid for but which are recoupable from the royalties of the artists and therefore carried as a receivable. The artist royalties were the only costs this period. The Cost of Sales for the quarter ended March 31, 2000 increased $156,995, a 3,318% increase over the comparative quarter ending March 31, 1999, all of these costs were for pre-production. The cost of sales ratio to sales should be representative over the coming quarter.

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

     Expenses of $3,112 were incurred for the quarter ended March 31, 2000 an increase of 100% over the $0 expended in the prior comparative quarter ended March 31, 1999. This increase is directly relational to the promotional expenses of signed artist that are not recoupable by Open Door Records, Inc.

     CONSULTING EXPENSES

     Consulting expenses for web site maintenance and hosting after the completion of the initial development process was completed and consultants who maintain the site added $19,185 to the expenses for the quarter ended March 31, 2000 an increase of 97%. Site maintenance in the quarter ended March 31, 1999 was $9,749.

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

     DEPRECIATION EXPENSE

     Depreciation and amortization expenses rose to $9,578 from $0 in the quarters ended March 31, 2000 and March 31, 1999, respectively. The increase is attributed to the full utilization of all equipment and the web site.

     INTEREST EXPENSE

     Net interest expense for the quarter ended March 31, 2000 was $5,175. Comparable interest costs for the corresponding quarter ended 1999 was $8,724. This decrease was caused by the reduction in outstanding short-term debt by conversion to equity on March 7, 2000. Interest costs may increase in future periods as the Company expands through a combination of debt and equity offerings.

     LIQUIDITY AND CAPITAL RESOURCES

     As of March 31, 2000 we had a cash deficit of $7,470. Sufficient cash to finance operations for the short term are required. Historically we have financed our operations with short-term convertible debt or through the issuance of equity in the form of our common stock. During the current quarter we issued net new debt for cash of approximately $49,000. Significant increases in capital will be required to fund our aggressive business plan and support the manufacturing and distribution requirements of our current artist distribution contracts. While there is no assurance that we will be successful in raising the required capital all indications through our current financing negotiations suggest that we will receive substantial capital.

     OPERATIONS

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

     Open Door Records. On November 21, 1997, Open Door Records, Inc. established its own record label, "Open Door Records." Subsequent to the acquisition of Open Door Records, Inc., we now use our web site, as well as traditional distribution channels to promote, distribute and sell original and licensed artists recordings. We intend to license master recordings from other record labels and conventional adverting and promotional companies, acquire master recordings and publishing catalogs and sign artists to the record label. Through our web site, we intend to feature and promote individual artists and independent record labels.

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

     We will expand our workforce to meet our business plan and growth objectives while providing quality services and products. The overall plan of operation and objectives was detailed earlier on Form 10-KSB.

     The sales from this period are not expected to be representative of the fiscal year sales as our artist marketing efforts did not begin in earnest until the last week of February. Other significant events will help us meet our sales projections for artists under distribution agreements and the unit sales from our music catalogue via our web site beginning in May.

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

     In addition, most of the purchases on our web site are expected to be made with credit cards, and our operations may be adversely affected to the extent its customers are unable to use their credit cards due to any Year 2000 issues that are not rectified by their credit card vendors. In a worst case scenario, if our customers' computer systems or that of suppliers and vendors do not contain the necessary software updates to be Year 2000 compliant, a multitude of problems could occur which may include, among others, lost orders, merchandise not shipped or shipped to incorrect addresses and credit card purchases incorrectly credited or debited. As a result, we could lose customers, clients, and credibility, which could have a material adverse effect on our business and our financial condition. Such problems could occur with Sound Delivery, our supplier of music CDs, cassettes and other related products. With all expected dates for problems now past and the fact that no interruptions or improper recording of transactions have occurred that the period for concern has passed.. We do not have, nor do we intend to create, a contingency plan to handle such an event.

     We have concluded, based on our review of our operations and computer systems and those of our major suppliers and distributors have not had any problems associated with the Year 2000 issue. However, we cannot guarantee that such problems will not arise in the future.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     In management's opinion there are no material pending legal proceedings, other than ordinary routine litigation incidental to its business or that of its predecessor, to which the Company is a party.

     It is the opinion of management, after discussions with legal counsel, that the ultimate dispositions of pending litigation will have no material adverse effect on the Company's financial position or results of operation.

ITEM 2. CHANGES IN SECURITIES

     We issued 1,158,280 restricted common shares to Mr. David DeBaene for the conversion of certain debt and accrued interest in the amount of $474,895. No other securities were issued during the period.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None

ITEM 5. OTHER INFORMATION

     None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     None

                                   SIGNATURES

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        OPEN DOOR ONLINE, INC.
                                           (Registrant)


Dated: May 15, 2000                     /s/ David N. DeBaene
                                        ----------------------------------------
                                        David N. DeBaene
                                        President and Chief Executive Officer



Dated: May 15, 2000                     /s/ Norman Birmingham
                                        ----------------------------------------
                                        Norman Birmingham
                                        Treasurer and Chief Financial Officer