Form 10KSB/A
period 1999-12-31
OPEN DOOR ONLINE INC
filed 2000-06-26
CIK 1098125

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-KSB/A

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

    For the fiscal year ended DECEMBER 31, 1999

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

    For the transition period from                  to
                                   ----------------    ------------------

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

               46 Old Flat River Road Coventry, Rhode Island 02816
               ---------------------------------------------------
               (Address of principal executive offices) (Zip Code)

       Registrant's telephone number, including area code: (401) 397-5987

        Securities registered pursuant to Section 12(b) of the Act: NONE

        Securities registered pursuant to Section 12(g) of the Act: NONE

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Check if there is no disclosure of delinquent filings pursuant to Item 405 of Regulation S-K contained herein, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ].

     Issuer's revenues for the 12 months ended December 31, 1999: $ 46,164

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

                             OPEN DOOR ONLINE, INC.

                          ANNUAL REPORT ON FORM 10-KSB
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----
                                     PART I

Item 1.   Business                                                            3
Item 2.   Properties                                                         10
Item 3.   Legal Proceedings                                                  11
Item 4.   Submission of Matters to Vote of Securities Holders                11

                                     PART II

Item 5.   Market for the Registrant's Common Stock and Related Security
          Holder Matters                                                     12
Item 6.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                          16
Item 7.   Financial Statements
Item 8.   Changes in and Disagreements with Accountants on Accounting
          and Financial Disclosure                                           23


                                    PART III

Item 9.   Directors, Executive Officers, Promoters, and Control
          Persons; Compliance with Section 16(a) of Exchange Act             23
Item 10.  Executive Compensation                                             24
Item 11.  Security Ownership of Certain Beneficial Owners and
          Management                                                         26
Item 12.  Certain Relationships and Related Transactions                     28

                                     PART IV

Item 13.  Exhibit List and Reports on Form 8-K                               29

                                     PART 1

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

     We actively solicit the acquisition of publishing catalogues from all artists signed to Open Door Records. As of this date, we have secured the exclusive and entire right to 50% plus a 7.5% administration fee of all recorded copyright works owned by the music group No Soap Radio for the group's next four records. Under the exclusive recording contract, we are required to pay approximately $10,000 to the artists, 50% payable upon commencement of recording each album and 50% upon approval and delivery of the album as an advance charged against, and recoupable from, all royalties the artists receives from record sales. Royalties received by the artists range from 6% to 13.5% on each sale. The initial term of this agreement expires nine months after delivery of the last master recordings comprising the artists' current recording obligations. The artists anticipate delivering the master recordings by then end of May 2000, with a release set for Fall 2000. Thereafter, we have the option to renew the agreement for an additional term, whereby the artists will be obligated to produce another recorded work. We have three such options, one of which has already been exercised, thus giving us rights to the artists next four records including the recorded work in production at this time. All subsequent optional terms of the agreement expire nine months after delivery of the last master recordings comprising the artists' recording obligations for each optional term.

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

CONTINGENT LIABILITIES

     We have been advised that the issuance of free trading common stock in August and September of 1999 were issued without a valid exemption even though the Company relied on opinions of counsel for these issuances believing that the shares were exempt under Rule 504 of Regulation D of the Securities Act of 1933. The maximum liability is $558,000 based on 116,667 common shares at a sales price $1.20 and 557,333 common shares at a sales price of $0.75 It appears that the investors may have a right of rescission, pursuant to Section 12 of the Securities Act of 1933, to recover the consideration paid for such securities. For accounting purposes the amount of the contingent liability is not classified outside of permanent equity as the company believes that it is not probable that a holder would pursue rescission and prevail in asserting a right of action for rescission.

COSTS AND EFFECTS OF COMPLIANCE WITH ENVIRONMENTAL LAWS

     We anticipate that we will have no material costs associated with compliance with federal, state or local environmental law.

EMPLOYEES

     We currently have four (4) full time employees and thirteen (13) part-time independent contractors. These are the employees used for either Open Door Music or Open Door Records. All of these employees and contractors have been hired on an "at-will" basis, and thus are not under contract for any definite term. However, Open Door Online, Inc. has entered into employment agreements with certain of its officers and directors.

     On November 15, 1999, we entered into three-year employment agreements with Messrs. DeBaene and Carley. Under the agreements, each is entitled to receive a base annual salary of $95,000 during the period of November 15, 1999 to December 31, 2000. The salary will be increased annually, effective January 1st of each year, except in year one, by an amount of 13% or higher as determined by the Board of Directors. In addition to the base salary amounts, each of Messrs. DeBaene and Carley will receive incentive bonuses ranging from 1-3% of our after-tax profits, standard benefits such as health and life insurance, disability payments and reimbursement of reasonable business expenses.

     On March 1, 2000, we entered into three-year employment agreements with Mr. Birmingham and Ms. Barbone. Under the agreements, each is entitled to receive a base annual salary of $75,000 during the period of March 31, 2000 to December 31, 2000. The salary will be increased annually, effective January 1st of each year, except in year one, by an amount of 13% or higher as determined by the Board of Directors. In addition to the base salary amounts, each will receive incentive bonuses ranging from 1-3% of our after-tax profits, standard benefits such as health and life insurance, disability payments and reimbursement of reasonable business expenses.

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

ITEM 2. PROPERTIES

     Real Property. In January 2000 we entered into a month to month rental arrangement to rent approximately 600 sq ft of office space at 46 Old Flat River Rd., Coventry, RI. This office is temporary while we search for the required space to house our corporate office and Internet related operations. The monthly rental is $600 per month.

     We also rent 800 sq ft of space @ 40 Wilson, West Warwick, RI for pre production and mixing of artist under contract or from third parties who pay for studio rental. This space rents for $500 per month on a month to month arrangement.

     Our New York/New Jersey Metro office is located at 206 Bryan's Rd, Hampton, NJ where 530 sq ft. are rented on a monthly arrangement for $600 per month. This facility comprises office space and fulfillment of certain small quantity CD orders.

     All leased facilities have been upgraded to fit the needs of each location.

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

Octavia Entertainment Group, Inc. v Genesis Media Group, Inc. (Open Door Records, Inc.) and Don R. Logan
Grand Traverse County Michigan, Circuit Court

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

                                             Bid Prices          Ask Prices
                                           --------------       ------------
                                           High       Low       High     Low
                                           ----       ---       ----     ---

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

     As of May 17, 2000, the shares outstanding consisted of 1,275,744 free trading shares and 10,015,821 shares issued by us are "restricted securities" within the meaning of Rule 144 under the Securities Act of 1933. Ordinarily, under Rule 144, an affiliated person holding restricted securities for a period of one year may, every three months, sell in an ordinary brokerage transactions or in transactions directly with a market maker an amount equal to the greater of one percent of our then-outstanding Common Stock or the average weekly trading volume during the four calendar weeks prior to such sale. Future sales of such shares could have an adverse effect on the market price of the Common Stock. A non-affiliated person may sell through an ordinary brokerage account, after a one year holding period, all or as many shares of stock as may desired in one or more transactions.

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

(d) REPORTS TO SECURITY HOLDERS

     Prior to filing this Form 10-KSB, we were not required to deliver annual reports. On January 4, 2000, however, we became a reporting company, subject to the reporting requirements set forth under the 1934 Securities Exchange Act. We anticipate filing Forms 10-KSB, 10-QSB, 8-K and Schedules 13D along with appropriate proxy materials as they come due. In addition, Paragraph 16(a) of the Securities Exchange Act requires our executive officers and directors, and persons who own 10% or more of a registered class of our equity securities to file reports of ownership and changes in ownership with the Securities and Exchange Commission if we and our equity securities meet certain requirements.

     As of this date, we have not received or reviewed any filings under Section 16(a) from such individuals, including any filing on Forms 3, 4 or 5. If we issue additional shares, we may file additional registration statements for those shares.

     We believe that the following officers or former officers are delinquent in certain filings described below. We have undertaken steps to insure the filing of these documents within 5 days of the filing of this Form 10-KSB.

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

2. RECENT SALES OF UNREGISTERED SECURITIES

     On August 17, 1997, Hollywood Showcase Television Network, Inc. issued an equivalent 303,418 shares of its common stock in conjunction with the merger and exchange of shares of Genesis Group, Inc. We believe the exemption relied for this share issuance, by prior management is included in Section 4(2) of the Securities Act of 1933. Genesis Group, Inc. made representations and warranties that these shares were issued to "accredited investors" as defined in Rule 501 of Regulation D, to be held for investment purposes only.

     During the January through March quarter of 1998 Genesis Media Group, Inc. issued a total of 1,082,860 pre reverse common shares for a sum of $23,250 of which a total of $1,000 was accepted in February and the remainder of $22,250 was received in March. These free-trading share issuances included 1,000,000 shares on February 20, 1998 to one individual and 82,860 shares on March 31, 1998 to three individuals. We believe that prior management relied on an exemption provided for in Regulation D, Rule 504 for issuing free trading shares to this small number representing themselves to be "accredited investors" as defined in Rule 501 of Regulation D.

     During the April through June quarter of 1998 Genesis Media Group, Inc. issued a total of 2,205,000 pre reverse common shares for the sum of $633,000 to seven investors. The total dollars accepted consisted of $205,000 in April and $430,000 in May of this period. The free-trading share issuances included 1,000,000 shares on April 3, 1998 to one investor and 500,000 shares to the same investor on April 22, 1998. The Company also issued 175,000 shares on April 27, 1998 to an investor and 100,000 shares on April 30, 1998 to one investor. The May share issuances included 120,000 shares on May 4, 1998, 200,000 shares on May 14, 1998, 100,000 shares on May 18, 1998 and 10,000 shares on May 20, 1998 each of the above to a single investor. We believe that prior management relied on an exemption provided in Regulation D, Rule 504 for issuing free trading shares to this small number representing themselves to be "accredited investors" as defined in Rule 501 of Regulation D.

     In the same, second quarter of 1998 the Company also issued pre reverse shares for services to a director of the Company and an employee of the Company and to three employees of a subsidiary and to one individual for services. The issuances to the directors included 436,750 shares, and 250,000 shares to complete the acquisition of TranStar. The value of the compensation shares were at the closing bid price on the date of the grant. We believe prior management issued these shares with reliance on an exemption available under Section 4(2) of the Securities Act of 1933 because of the limited number of recipients and the restricted nature of these shares and the positions held by the directors and subsidiary employees that further restricted the sale of these shares.

     During the quarter including July through September of 1998 only 90,000 pre reverse common shares were issued to a previous investor for a total of $900. These shares were issued as free-trading shares on September 4, 1998. The reliance is on Regulation D, Rule 504 as it was during the second quarter when shares were originally issued to this investor.

     Also, during the third quarter of 1998 the Company issued pre reverse restricted common shares to an employee and to an individual for services. On September 23, 1998 50,000 shares were issued to the employee and on September 30, 1998 75,000 shares were issued for legal services. All shares were issued at the closing bid price on the date of the grant. We believe prior management issued these shares with reliance on an exemption available under Section 4(2) of the Securities Act of 1933 because of the limited number of recipients and the restricted nature of these shares. The legal advisor represented himself to be "accredited investors" as defined in Rule 501 of Regulation D.

     During the October through December, 1998 quarter, prior management issued 2,824,000 pre reverse common shares to three individuals for the sum of $205,900. On October 2, 1998 74,000 shares were issued to an individual, on November 11, 1998 625,000 shares were issued to an individual and on November 24, 1998 2,000,000 shares were issued to one investor. We believe that prior management relied on an exemption provided in Regulation D, Rule 504 for issuing free trading shares to this small number representing themselves as "accredited investors" as defined in Rule 501 of Regulation D.

     In January, 1999 3,600,000 free-trading pre reverse common shares were issued to one investor for the sum of $149,116. We believe that prior management relied on an exemption provided in Regulation D, Rule 504 for issuing free trading shares to this "accredited investor" as defined in Rule 501 of Regulation D.

     On April 12, 1999, Genesis issued to Don R. Logan, the former chief executive officer and director of Genesis, an equivalent 9,000,000 pre-reverse shares of restricted common stock in lieu of compensation. At the time of the grant, September 8, 1998, the fair market value of the stock based on the asked price was $.50 per equivalent share issued. We believe prior management issued these shares with reliance on an exemption provided in Section 4(2) of the Securities Act of 1933. Mr. Logan was the President and Chairman of the Board at the time these shares were issued and was therefore an "accredited investor" as described in Regulation D, Rule 501.

     In conjunction with the Acquisition Agreement described above, on June 17, 1999 Open Door Records, Inc. three shareholders were issued 7,000,000 restricted common shares of Genesis Media Group's common stock outstanding immediately prior to the closing of the Acquisition Agreement. In exchange, Open Door Records, Inc. shareholders submitted the 1,000 shares, representing the total outstanding shares of Open Door Records, Inc. to Genesis Media Group, Inc. The original terms of the share exchange agreement were agreed to and a letter of intent was signed on June 4, 1999. The equivalent of 1,818,665 pre reverse shares of Genesis Media Group, Inc. were issued to ten individuals including five employees of Genesis Media Group, Inc, and five promoters, commission agents or individuals who provided services related to the agreement. The issuance of these shares relied on an exemption provided in Section 4(2) of the Securities Act of 1933 in the same respect as the prior merger described above.

     On August 9, 1999, we issued 116,667 shares of our common stock to three investors at the sum of $140,000 pursuant to an offering that relied on an exemption provided in Regulation D, Rule 504 for issuing free trading shares to this small number of "accredited investors" as described in Regulation D, Rule
501. The Company has subsequently learned that the reliance on this exemption was improper relating to the tradability of these shares as seeking a remedy with the assistance of the Securities and Exchange Commission. Further information may be found in Managements Discussion and Analysis under the sub heading Contingent Liabilities in this document.

     On September 17, 1999, we issued 557,333 shares of our common stock to three investors for at a price of $0.75 per share pursuant in an offering that relied on an exemption provided in Regulation D, Rule 504 for issuing free trading shares to this small number of "accredited investors" as described in Regulation D, Rule 501. The Company has subsequently learned that the reliance on this exemption was improper relating to the tradability of these shares as seeking a remedy with the assistance of the Securities and Exchange Commission. Further information may be found in Managements Discussion and Analysis under sub heading Contingent Liabilities.

     During 1998 and 1999, Mr. DeBaene has been a lender of funds to Open Door Records and subsequently to Open Door Online, Inc. As of December 31, 1998 and September 30, 1999, the outstanding balances due him are $113,643 and $498,622, including interest expense of $3,643 and $8,224, respectively. Interest rates range from 12% to 20% per annum. On January 12, 2000 Mr. DeBaene was granted a option to convert debt owed to him into common shares at the a conversion price equal to the average of the closing bid price for the twenty trading days prior to the date of the request for conversion. The closing bid price on the date of the grant was $0.31.The option could be exercised immediately requiring a calculation to identify any possible accounting charge for a beneficial conversion. The calculation requires the identification of the average closing bid price for the twenty trading days immediately preceding January 12, 2000, which was $0.33 or $0.02 higher than the closing bid price on the grant date indicating no beneficial conversion charge required. On March 7, 2000, Mr. DeBaene converted $474,895 of this debt into 1,158,280 shares based on the average closing bid price of our Common Stock over the twenty-day period preceding the conversion at a value of $0.41. He has elected not to convert any of the remaining debt outstanding incurred prior to the initial filing of this registration statement. Mr. DeBaene is the only recipient of all shares related to the conversion.

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

SIGNIFICANT ACCOUNTING POLICIES

REVENUE

     We have adopted revenue recognition procedures in accordance with SEC Staff accounting Bulletin No. 101which requires different methods for various sales. Revenue is recognized based on these four salient facts;

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

REVENUE RECOGNITION

RECORDING STUDIO REVENUE

     Our recording studio revenue is derived mainly from studio rental for which we supply the facility, recording equipment, and the studio engineer. Recording studio time is billed at $350 per day and recognized upon the completion of the recording days contracted.

     The engineering of the recording is the most time consuming function of producing recorded music. We recognize engineering revenue upon the release of the recording for mastering or upon acceptance of the demo by the client if no mastering is to occur. The contracts typically provide that they are cancelable by either party, with notice, and work to date would be paid upon the cancellation.

ARTIST DISTRIBUTION AGREEMENTS

     The distribution of music recorded on CD's, cassettes, and single or extended play vinyl at wholesale is recognized upon shipment. The Company contract with Red Eye Distribution specifies payment will be received monthly, at 80% of the product shipped three months prior. Returns of product shipped must be approved within 90 days of shipment but may not be physically received during the 90-day period. Starting with the first shipments in the first quarter of 2000, a reserve of 20% will be maintained. The reserve of 20% is withheld from payment for sixty days after the payment is due and any returns received are applied against the reserve account. Any balance remaining in that months reserve account 150 days after the month of shipment is then remitted to the Company or any shortfall is applied against the next months reserve before remittance. To comply with FASB 5 Accounting for contingencies the Company relies on historical data per artist and title to apply an average of 6% of sales for a return allowance expected. We intend to maintain this amount throughout calendar year 2000 and review the policy at the end of the year.

     Collectability is reasonably assured as a result of deposits, and advances and any unpaid balance due the Company is collectible or the recordings completed in our studio are not released. Payment from our distribution agreement with Red Eye Distribution is the responsibility of Red Eye and is not dependent on their receipt from their customers. However, they evaluate their customers financial strength and credit worthiness prior to shipment. These customers are usually national retailers or distributors, advertisers or advertising and promotion agencies. We have no reason to believe that Red Eye is unable or unwilling to pay us.

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


                                    December 31,               December 31,
                              -----------------------    -----------------------
                                  1999         1998          1998         1997
                                  ----         ----          ----         ----
Summary of Operations
Net Revenues                  $   191,064    $     --    $  521,562   $  829,985

Cost of Sales                     118,385                    81,564        3,196
Gross Profit                       72,679                   439,998      826,789
Operating Expenses                223,917       8,729       813,971      575,031
Net Profit (Loss)                (151,238)     (8,729)      320,470)     151,055

Summary Balance Sheet Data
Total Assets                  $14,918,974    $ 96,622    $3,229,655   $2,218,216
Total Liabilities               1,518,780      33,076       558,241      180,941
Shareholder's Equity           13,400,194      63,546     2,671,414    2,037,275

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

RESULTS OF OPERATIONS

SALES

     From inception to December 31, 1999, revenues have primarily consisted of the sale of CD's from our distribution division, Open Door Records, and from the commercial operations of Open Door Studios. Minimal other income was derived from sales of merchandise at locally sponsored concerts. Sales increased 542% to $48,164 at December 31, 1999 from $7,185 the period ended December 31, 1998. The majority of the sales increase was directly attributable to the operations of the recording studio that added new revenue of $30,600.

COST OF SALES

     Cost of Sales, primarily represent CD and fulfillment operations and artist record promotions and royalties plus studio engineering cost. Future costs may include Internet site maintenance and programming, connectivity charges and supplies. The Cost of Sales for the year ended December 31, 1999 rose to $10,381, a 100% increase over the prior year ending December 31, 1998. All engineering time had been donated in 1998.

     Cost of Sales for the year ended December 31, 1999 for Open Door Online, Inc. was approximately 22.5% of gross revenue. The operations of Genesis Media Group, the predecessor, were not comparative. As sales volume increases, the cost of sales, as a percentage of sales, should decrease since fixed costs are spread over a greater base.

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

LIQUIDITY AND CAPITAL RESOURCES

     As of December 31, 1999 we had approximately ($5,433) in cash deficit. The deficit was due to a delay in posting certain year-end receipts. Sufficient cash to finance operations for the short term were received in the first week of January, 2000. Historically we have financed our operations with short-term convertible debt or through the issuance of equity in the form of our common stock. During the period between June 30, 1999 and December 31, 1999 we raised $393,000 through issuance of 674,000 common shares.

     Historically we have financed our operations with short-term convertible debt or through the issuance of equity in the form of our common stock. During the current quarter we issued net new debt for cash of approximately $49,000. Significant increases in capital will be required to fund our aggressive business plan and support the manufacturing and distribution requirements of our current artist distribution contracts. While there is no assurance that we will be successful in raising the required capital all indications through our current financing negotiations suggest that we will receive substantial capital. The Company is negotiating with Earnhardt and Co. to raise up to $3 million dollars in debt financing over the next twelve months. Their indications suggest we will receive up to $1 million by the end of June 2000. The required documents have been prepared and await their facilitation.

     A capital raise of $1,000,000 is sufficient to meet our needs during this fiscal year unless the cost of manufacturing and artists recoupables rise because of sales or marketing demands in excess of our internal projections. Our long-term capital needs will be from $3,000,000 to $5,000,000 and our totally dependent on the success of artists and our forthcoming Internet sales site and the affiliation agreements that are associated.

ACCOUNTS RECEIVABLE

     As of March 31, 2000 we had receivables that consisted of the sales from December 1999 and all of the sales from the first quarter of 2000. The 1999 receivables are being received and no allowance is required within 90 days. These receivables are from artists who continue to use the music production facilities. The receivables from the first quarter sales of recordings are not due to be received the second quarter of 2000 per our agreement with Red Eye Distribution. We have no indication that Red Eye Distribution is unable or unwilling to pay us for the product shipped.

RECOUPABLE ARTIST ADVANCES

     Our distribution agreements with artists require us to pay certain costs up front for the artist. These costs, depending on the contract, may include promotion, production, manufacturing, advertising, travel, etc. All of these advances are to be received from the sales of the artist recordings before any payment to the artist is made. In some instances the artist is to receive 50% of the net wholesale price we receive, in others only 25% goes to the artist. We have no reason to believe that these recoupable costs will not be received. In the event that the artists music does not sell successfully to recoup these costs within six months of the release of the recording we will take a charge to earnings for these costs. This account contains four artists at this time with the majority being from Jeru whose latest release on February 22, 2000 has already sold enough for us to recover the majority of our costs when payment for these shipments is received during the second quarter of 2000. The other artist will be slower to recoup but only account for $10,277 of the total. The Company will not advance more than $20,000 in costs for any given artist unless the pre-orders for the artists next release exceed this amount. At no time will the Company advance costs that exceed the amount recoupable from the pre-orders plus $20,000. This method is in compliance with FASB 50 paragraph 10 relating advances against future royalties.

CONTINGENT LIABILITIES

     We have been advised that the issuance of free trading common stock in August and September of 1999 were issued without a valid exemption even though the Company relied on opinions of counsel for these issuances believing that the shares were exempt under Rule 504 of Regulation D of the Securities Act of 1933. The maximum liability is $558,000 based on 116,667 common shares at a sales price $1.20 and 557,333 common shares at a sales price of $0.75 It appears that the investors may have a right of rescission, pursuant to Section 12 of the Securities Act of 1933, to recover the consideration paid for such securities. For accounting purposes the amount of the contingent liability is not classified outside of permanent equity as the company believes that it is not probable that a holder would pursue rescission and prevail in asserting a right of action for rescission.

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

BUSINESS EXPERIENCE

     Mr. David DeBaene, one of the founders of Open Door Online, serves as its President and CEO. In June 1991, David DeBaene founded JD American Workwear, Inc., a publicly traded manufacturer and distributor of safety work wear, and currently serves as Chairman of the Board and Chief Executive Officer. Mr. DeBaene created four styles of industrial safety work pants, which are secured by individual patents. These products are distributed worldwide. Entrepreneur Magazine, in their November, 1994 issue recognized Mr. DeBaene as one of its featured "outstanding entrepreneurs." Mr. DeBaene is also a musician and played professionally for 10 years. Mr. DeBaene began serving as a director of Open Door Records, Inc. in June 1997 and has been one of our directors since June 17, 1999.

     Mr. Thomas Carley, one of the founders of Open Door Records, Inc., serves as a Vice President and member of our Board of Directors. Thomas Carley has actively been involved in the music industry as a freelance performer, as lead guitarist for 22 years with such acts as Magic Bus from 1976 through 1978, Avatar in 1979, Ritual from 1980 through 1986, Mill City Rockers during 1989 and 1990 and currently with a local Rhode Island group, Grumpy Old Men from1992 to current. During 1984 Mr. Carley was a studio musician in affiliation with Peter Holland, then a staff writer for RCA Records. During this period studio tracks were recorded for such artists as Tina Turner, Rick Springfield and Dionne Warwick. He began producing and acting as recording engineer for us upon signing his employment contract in November 15, 1999. Prior to joining Open Door Online, Mr. Carley was the owner and operator of C & C Contracting and Painting, a general contracting firm, securing both union and non-union contracts, from June 1988 to August 1997. Mr. Carley has been a director of Open Door Records, Inc., and subsequently Open Door Online, since June 1997.

     Edmond L. Lonergan, over the last five years, has been involved in business consulting and the insurance field. From February 1994 to July 1996, Mr. Lonergan was President of an Insurance Company called Insurance Providers of American. He was self-employed from July 1996 to May 1998, as a business consultant. Mr. Lonergan has owned and operated Corporate Architects, Inc., a merger and acquisition consulting business specializing in reverse mergers of private companies into inactive public companies, since May 1998. Mr. Lonergan has been a one of our directors since June 17, 1999.

     Norman J. Birmingham has served as President of Patina Corp., a holding company for construction demolition and asbestos abatement companies, since April of 1999. From September 1998 to January 1999, Mr. Birmingham served as Chief Financial Officer of Mediforce, Inc., a medical products company. He served as Chief Financial Officer for General Environmental Technologies, Inc., a holding company for three demolition companies, from January 1998 to September 1998. Mr. Birmingham was not employed from August 1997 to January 1998. From November 1995 to August 1997, he served as President and Chief Financial Officer for Westmark Group Holdings, Inc., a holding company for wholesale mortgage companies. In addition, he served as President of Heart Labs of America, Inc. from November 1995 to June 1996. Mr. Birmingham was President of Budget Services and provided accounting, tax and financial planning services from September 1986 to July 1997. Mr. Birmingham became an officer of Open Door Online in February 2000.

     Mr. Steev Panneton has served as Vice President of Manufacturing and New Product Development for JD American Workwear, Inc. since June 1991. He has also worked as a freelance commercial artist and illustrator for the past 10 years. He was elected a director of Open Door Records, Inc. in June 1997 and has served as one of our directors since June 17, 1999.

     Ms. Barbone has been involved in the music industry either as an artist manager, part owner of a recording facility or in management of music operations for over twenty-two years. She discovered Madonna in 1980, managing and developing her from 1980 through 1983. Bittersweet which later became Bailie & the Boys was discovered by Ms Barbone and she continued to develop the group through her management until 1980. She assisted others in getting a start in the music industry including musicians who were hired to play for or provide services to Madonna such as producer David Frank, soundtrack composer and drummer Steve Bray, and guitarist Paul Pesco all during the period from 1980 through1983. Ms. Barbone managed such acts as Birdbrain for TVT Records, Mistle Thrush for Egg Records and Apache for Emerald City Records, a division of Atlantic Records. Her last independent management endeavor, during this time, was as co-manager of Nona Hendryx for Polygram Music. From January 1995 to March 2000, Ms. Barbone owned and had been employed by August Artist Management, where she has managed several music artists. Miss Barbone was a one third owner of Longview Farm recording studio from 1993 to 1997. Notable clients included The Rolling Stones, Aerosmith, The Indigo Girls, Michael Bolton, The Monkees, J.Giles, Edgar and Johnny Winters. Camille also produced the Gospel segment of Woodstock `94 for a crowd of 350,000. She has lectured throughout the country at seminars, workshops, and conventions and has been interviewed by major newspapers, magazines and television specials such as 20/20, Entertainment Tonight and Fox News. Since March 2000, Ms. Barbone has served as one of our Vice Presidents as well as our Chief Operating Officer.

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

ITEM 10. EXECUTIVE COMPENSATION

     No compensation or directors fees have been paid to any executive officers or directors of Open Door Online or Open Door Records, Inc. from November 1997, the date of Open Door Records' inception, to November 5, 1999. On November 15, 1999, we entered into three-year employment agreements with Messrs. DeBaene and Carley. Under the agreements, each is entitled to receive a base annual salary of $95,000 during the period of November 15, 1999 to December 31, 2000. The salary will be increased annually, effective January 1st of each year, except in year one, by an amount of 13% or higher as determined by the Board of Directors. In addition to the base salary amounts, each of Messrs. DeBaene and Carley will receive incentive bonuses ranging from 1-3% of our after-tax profits, standard benefits such as health and life insurance, disability payments and reimbursement of reasonable business expenses.

     In addition, On March 1, 2000, we entered into three-year employment agreements with Mr. Birmingham and Ms. Barbone. Under the agreements, each is entitled to receive a base annual salary of $75,000 during the period of March 31, 2000 to December 31, 2000. The salary will be increased annually, effective January 1st of each year, except in year one, by an amount of 13% or higher as determined by the Board of Directors. In addition to the base salary amounts, each will receive incentive bonuses ranging from 1-3% of our after-tax profits, standard benefits such as health and life insurance, disability payments and reimbursement of reasonable business expenses.

     Compensation paid to the officers and directors of Genesis Media Group, Inc., Hollywood Showcase Television Network, Inc., Open Door Records, Inc., and Open Door Online, Inc. during 1997, 1998, or 1999 were as follows:

                           SUMMARY COMPENSATION TABLE

                                                                         Long Term Compensation
                                                                    --------------------------------
                                         Annual Compensation                 Awards          Payouts
                                   -----------------------------    ----------------------  --------
                                                        Other                   Securities              All
            Name and                                    Annual     Restricted   Underlying              Other
            Principal                                   Compensa-    Stock      Options/      LTIP      Compensa-
            Position    Year       Salary($)  Bonus($)  tion($)    Award(s)($)  SARs (#)    Payouts($)  tion($)
            ------      ------     ------     ------    ------     -----------  ---------   ----------  ------
CEO         Don R.      1997       $   -0-    $   -0-   $   -0-     $    -0-     $   -0-     $   -0-    $   -0-
            Logan       1998       $66,500    $   -0-   $   -0-     $    -0-     $   -0-     $   -0-    $   -0-
                        6 months
                        1999       $   -0-    $   -0-   $   -0-     $576,000     $   -0-     $   -0-    $   -0-

Secretary   Barrie      1997       $   -0-    $   -0-   $   -0-     $    -0-     $   -0-     $   -0-    $   -0-
            Logan       1998       $30,826    $   -0-   $   -0-     $    -0-     $   -0-     $   -0-    $   -0-
                        6 months
                        1999       $   -0-    $   -0-   $   -0-     $    -0-     $   -0-     $   -0-    $   -0-

Treasurer   Carl Conte  1997       $   -0-    $   -0-   $   -0-     $    -0-     $   -0-     $   -0-    $   -0-
                        1998       $31,250    $   -0-   $   -0-     $    -0-     $   -0-     $   -0-    $   -0-
                        6 months
                        1999       $20,000    $   -0-   $   -0-     $    -0-     $   -0-     $   -0-    $   -0-

CEO         David       1997       $   -0-    $   -0-   $   -0-     $    -0-     $   -0-     $   -0-    $   -0-
            DeBaene     1998       $   -0-    $   -0-   $   -0-     $    -0-     $   -0-     $   -0-    $   -0-
                        1999       $10,962    $   -0-   $   -0-     $    -0-     $   -0-     $   -0-    $   -0-

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

                                                       Shares
     Title of                                       Beneficially     Percent of
      Class     Name/Address of Owner                  Owned           Class
      -----     ---------------------                  -----           -----

     Common     Don R. & Barrie M. Logan               545,530          5.38%
                23355 Gondor Drive
                Lake Forrest, California  90710

     Common     DJS Investors (iv)                   2,105,000         20.77%
                275 Crescent Street
                West Bridgewater, MA 02379
                      and
                Donna Petronelli
                275 Crescent Street
                West Bridgewater, MA 02379

     Common     Thomas R. Carley                     1,977,000         19.517%
                46 Old Flat River Road
                Coventry, Rhode Island  (D)

     Common     David N. DeBaene                     1,837,000         18.13%
                46 Old Flat River Road
                Coventry, Rhode Island  (D)

     Common     Camille M. Barbone                     705,000          6.96%
                206 Bryan's Ferry Rd.
                Hampton, NJ 08827 (D)

     Common     All Officers and Directors           4,519,000         44.59%
                over 5% per Individual

     Common     All Officers and Directors           5,044,000         49.78%

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

SECURITY OWNERSHIP OF MANAGEMENT

                                                       Shares
     Title of                                       Beneficially     Percent of
      Class     Name/Address of Owner                  Owned           Class
      -----     ---------------------                  -----           -----

     Common     David N. DeBaene                     1,837,000         18.13%

     Common     Thomas R. Carley                     1,977,000         19.51%

     Common     Camille M. Barbone                     705,000          6.96%

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

     On February 22, 1999, Genesis Media Group, Inc. distributed to its shareholders shares of TranStar Communications, Inc., that Genesis Media Group received in exchange for certain assets, based on the book value of those assets. The assets consisted of equipment valued at $70,000 and certain receivables in the amount of $165,168. The fair market value of the shares at the time of distribution was $.50 per share. These shares were distributed ratably to the shareholders of Genesis Media Group, Inc.

     On April 12, 1999, Genesis Media Group issued to Don R. Logan, the former chief executive officer and director of Genesis Media Group, 9,000,000 shares of restricted common stock in lieu of compensation. At the time of the issue, the fair market value of the stock based on the closing bid price on the grant date, September 8, 1998 was $.50 per pre reverse share. Genesis Media Group therefore recognized salary expense in the amount of $4,500,000 for the six months ended June 30, 1999.

ITEM 13. EXHIBITS, LIST AND REPORTS ON FORM 8-K

     (a) The following exhibits are to be filed as part of this Form 10-KSB, all items have been previously filed with Form 10-SB/A

Exhibit No.   Identification of Exhibit
-----------   -------------------------

   3.1*       Articles of Incorporation

   3.2*       By-laws

   10.1* Stock Exchange Agreement between Genesis Media Group, Inc. and Open Door Records, Inc.

   10.2*      Employment Agreement between Open Door Online, Inc. and David N.
              DeBaene

   10.3*      Employment Agreement between Open Door Online, Inc. and Camille
              M. Barbone

   10.4* Employment Agreement between Open Door Online, Inc. and Norman J. Birmingham

   10.5*      Employment Agreement between Open Door Online, Inc. and Thomas
              Carley

   10.6* Exclusive Distribution Agreement between Richard Wagner d/b/a Wagner Music Group and Open Door Music Distribution

   10.7* Exclusive Recording Contract between Open Door Records, Inc. and Christopher O'Hara, Daniel Roselle, James Farrell, and Walter Lockhart (No Soap Radio)

   10.8*      License Agreement between Intershow Records AG and Open Door Music

   10.9*      Agreement between LiveOnTheNet.com and Open Door Music, Inc.

   10.10* Exclusive Distribution Agreement between KnowSavage Productions, Inc. and Open Door Music Distribution

   10.11*     Bowvau Distribution Agreement

   F-1        Auditors Opinion and Financial Statements

----------
* Previously filed as exhibits to Form 10-SB/A

                                   SIGNATURES

     In accordance with the section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: June 21, 2000                    OPEN DOOR ONLINE, INC.

                                        By: /s/ David N. Debaene
                                            --------------------------
                                            David N. DeBaene
                                            President and Director

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                                 Title                        Date
---------                                 -----                        ----

/s/  Thomas Carley                Vice President and Director      June 21, 2000
----------------------------
Thomas Carley


/s/  Norman J. Birmingham         Treasurer and                    June 21, 2000
----------------------------      Chief Financial Officer
Norman J. Birmingham


/s/  Camille M. Barbone           Vice President and               June 21, 2000
----------------------------      Chief Operating Officer
Camille M. Barbone


/s/  Steev Panneton               Secretary                        June 21, 2000
----------------------------
Steev Panneton


/s/  Edmond L. Lonergan           Director                         June 21, 2000
----------------------------
Edmond L. Lonergan

                          INDEX TO FINANCIAL STATEMENTS

                                                                            Page
                                                                            ----
OPEN DOOR ONLINE, INC.:

Report of Independent Accountants ........................................  F-2

Balance Sheets - December 31, 1999 and 1998 ..............................  F-3

Statements of Operations for the two years ended December 31, 1999........  F-4

Statements of Stockholders' Equity for the two years ended
December 31, 1999.........................................................  F-5

Statements of Cash Flows for the two years ended December 31, 1999........  F-6

Notes to Financial Statements for the two years ended December 31, 1999...  F-7

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


                                         /s/ James C. Marshall, CPA, PC

Scottsdale, Arizona
June 21, 2000

                             Open Door Online, Inc.
                       (formerly Genesis Media Group, Inc.)
                                 Balance Sheets
                        December 31, 1999 and 1998

                                     ASSETS

                                                             December 31,
                                                      -------------------------
                                                          1999          1998
                                                      ------------    ---------
Current Assets
  Cash and cash equivalents                           $     34,567    $      33
  Accounts receivable - trade                              204,489       37,185
  Loans receivable - trade                                  30,750
  Prepaid expenses                                                        1,477
                                                      ------------    ---------
                                                           269,806       38,695

Property and equipment, net of accumulated
    depreciation (Note 4)                                  141,605      133,615
Master music library (Notes 1 and 3)                    10,255,005
Other assets                                                              2,737
                                                      ------------    ---------
                                                      $ 10,666,416    $ 175,047
                                                      ============    =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
  Accounts payable                                    $    393,952    $   6,720
  Payroll taxes and accrued expenses                       113,885
  Reserve for discontinued operations (Note 2)             500,000
  Notes payable                                            442,200      110,000
  Current portion of long term debt                         75,000
                                                      ------------    ---------
                                                         1,525,037      116,720

Lo term debt                                       ng      150,000
                                                      ------------    ---------
    Total liabilities                                    1,675,037      116,720

Stockholders' Equity
  Common Stock (Notes 7 and 9)                               1,013        1,000
  Additional paid in capital                             9,610,372       71,275
  Retained earnings (deficit)                             (620,006)     (13,948)
                                                      ------------    ---------
                                                         8,991,379       58,327
                                                      ------------    ---------
                                                      $ 10,666,416    $ 175,047
                                                      ============    =========

The accompanying notes are an integral part of these financial statements.

                             Open Door Online, Inc.
                       (formerly Genesis Media Group, Inc.)
                             Statements of Operations
                    for the two years ended December 31, 1999

                                                             December 31,
                                                      --------------------------
                                                        1999             1998
                                                      ---------        --------
Revenue

Sales                                                 $  46,164        $ 37,185
                                                      ---------        --------
                                                         46,164          37,185
Cost of sales                                             1,560          10,485
                                                      ---------        --------
Gross profit                                             44,604          26,700

Operating Expenses
  Administrative expenses                               244,318          23,530
  Amortization and depreciation                          38,915          11,321
  Interest expense                                       66,376           3,888
  Office expense                                         60,264           1,144
  Professional and outside services                      87,099             765
  Rent                                                   38,690
  Salaries and payroll taxes                            115,000
                                                      ---------        --------
       Total Operation Expense                          650,662          40,648
                                                      ---------        --------
Net Loss                                              $(606,058)       $(13,948)
                                                      =========        ========

Net loss per common share (Note 8)                    $   (0.11)       $  (0.00)
                                                      =========        ========

The accompanying notes are an integral part of these financial statements.

                             Open Door Online, Inc.
                       Statements of Stockholders' Equity
                    for the two year ended December 31, 1999

                                                  Common Stock
                                                -----------------      Paid in     Retained
                                                Shares     Amount      Capital     Earnings       Total
                                                ------     ------      -------     --------       -----
Balance at January 1, 1998                        1,000   $ 1,000    $   71,275                $    72,275
                                             ----------   -------    ----------   ---------    -----------
New Income/(Loss)                                                                 $ (13,948)       (13,948)

Balance December 31, 1998                         1,000     1,000        71,275     (13,948)        58,327

Adjustment to reflect Genesis
 acquisition of Open Door Records (Note 7)      936,626       (63)    2,839,417    (226,267)     2,613,087

Restated Balance at January 1, 1999             937,626       937     2,910,692    (240,215)     2,671,414
                                             ----------   -------    ----------   ---------    -----------
Issuance of Common Stock of Genesis
 prior to acquisition of Open Door
 Records (Note 7)                               340,000       340       714,399                    714,739

Issuance for acquisition of Open
 Door Records (Note 7)                        8,181,665      (331)    5,821,348     226,267      6,047,284

Issuance of Common Stock                        673,994        67       163,933                    164,000

Net Income/(Loss)                                                                  (606,058)      (606,058)
                                             ----------   -------    ----------   ---------    -----------
Balance at December 31, 1999                 10,133,285   $ 1,013    $9,610,372   $(620,006)   $ 8,991,379
                                             ==========   =======    ==========   =========    ===========

The accompanying notes are an integral part of these financial statements.

                             Open Door Online, Inc.
                      (formerly Genesis Media Group, Inc.)
                            Statements of Cash Flows
                    for the two years ended December 31, 1999

                                                            December 31,
                                                     --------------------------
                                                       1999             1998
                                                     ---------        ---------
Cash Flows from Operations
Net loss                                             $(606,058)      $ (13,948)
Adjustments to reconcile net loss to net
 cash used by operating activities:
 Amortization and depreciation                          38,915          11,321
Changes in cash flows provided (used) by
 operating activities                                 (567,143)         (2,627)

Changes in operating assets and liabilities
 (net of effects from acquisition of business):
 Accounts receivable                                  (167,304)        (37,185)
 Loans receivable - trade                              (30,750)
 Prepaid expenses                                        1,477          (1,477)
 Other assets                                            2,737          (2,737)
 Accounts payable                                      236,222           6,720
                                                     ---------       ---------
     Net cash flow used by operating activities       (524,761)        (37,306)
                                                     ---------       ---------
Cash Flows from investing activities
 Acquisition of property, plant and equipment          (46,905)        (73,661)
                                                     ---------       ---------
     Net cash used in investing activities             (46,905)        (73,361)
                                                     ---------       ---------
Cash flow from financing activities
 Proceeds from issuance of debt                        442,200         110,000
 Proceeds for issuance of Common Stock                 164,000           1,000
                                                     ---------       ---------
     Net cash provided by financing activities         606,200         111,000
                                                     ---------       ---------
     Net increase in cash and cash equivalents          34,534              33
Cash at January 1,                                          33              --
                                                     ---------       ---------
Cash at end of period                                $  34,567       $      33
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

     The purchase method of accounting was performed on Genesis based on the average closing bid price including, June 17, 1999, the date of the transaction and the two trading days immediately before and after the transaction date of $3.78 on a post reverse basis. The shareholders of Genesis Media Group retained 1,277,626 common shares and 1,181,665 common shares were issued as expenses of the transaction. Since the appraised value of the music library was in excess of $38 million, the fair market value of the merger was allocated music library and results in no goodwill being recorded. A summary of assets and liabilities acquired, at established fair market value was as follows:

     Purchase Price                       $ 10,255,005

     Transaction Fees Incurred                (120,000)
     Current liabilities assumed              (688,885)
     Long-term liabilities assumed            (150,000)
                                          ------------
     Fair market value of Genesis         $  9,296,120
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

                             Open Door Online, Inc.
                      (formerly Genesis Media Group, Inc.)
                          Notes to Financial Statements
                    for the two years ended December 31, 1999


NOTE 1 - ORGANIZATION (CONTINUED)

                                                           December 31,
                                                   ----------------------------
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

LINE OF BUSINESS

     The business of the Company to date has derived revenue from the promotion, production and studio recording services to music artists. The Company also has artist distribution contracts for the sale of recorded music for which the Company receives up to 75% of the wholesale price of each recording sold.

                             Open Door Online, Inc.
                      (formerly Genesis Media Group, Inc.)
                          Notes to Financial Statements
                    for the two years ended December 31, 1999


     The Company is in the process of developing and internet presence for the sales and marketing of music and related products through the internet and expanding its promotion, production and recording services to the entertainment and music markets. No sales have been concluded from the Internet site to date. We expect sales to start in the early part of the third quarter 2000.

REVENUE RECOGNITION

RECORDING STUDIO REVENUE

     Our recording studio revenue is derived mainly from studio rental for which we supply the facility, recording equipment, and the studio engineer. Recording studio time is billed at $350 per day and recognized upon the completion of the recording days contracted.

     The engineering of the recording is the most time consuming function of producing recorded music. We recognize engineering revenue upon the release of the recording for mastering or upon acceptance of the demo by the client if no mastering is to occur. The contracts typically provide that they are cancelable by either party, with notice, and work to date would be paid upon the cancellation.

ARTIST DISTRIBUTION AGREEMENTS

     The distribution of music recorded on CD's, cassettes, and single or extended play vinyl at wholesale is recognized upon shipment. The Company contract with Red Eye Distribution specifies payment will be received monthly, at 80% of the product shipped three months prior. Returns of product shipped must be approved within 90 days of shipment but may not be physically received during the 90-day period. Starting with the first shipments in the first quarter of 2000, a reserve of 20% will be maintained. The reserve of 20% is withheld from payment for sixty days after the payment is due and any returns received are applied against the reserve account. Any balance remaining in that months reserve account 150 days after the month of shipment is then remitted to the Company or any shortfall is applied against the next months reserve before remittance. To comply with FASB 5 Accounting for contingencies the Company relies on historical data per artist and title to determine the return allowance expected.

     Collectability is reasonably assured as a result of deposits, and advances and any unpaid balance due the Company is collectible or the recordings completed in our studio are not released. Payment from our distribution agreement with Red Eye Distribution is the responsibility of Red Eye and is not dependent on their receipt from their customers. However, they evaluate their customers financial strength and credit worthiness prior to shipment. These customers are usually national retailers or distributors, advertisers or advertising and promotion agencies. we have no reason to believe that Red eye is unable or unwilling to us for product shipments.

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

CONTINGENT LIABILITY

     We have been advised that the issuance of free trading common stock in August and September of 1999 were issued without a valid exemption even though the Company relied on opinions of counsel for these issuances believing that the shares were exempt under Rule 504 of Regulation D of the Securities Act of 1933. The maximum liability is $558,000 based on 116,667 common shares at a sales price $1.20 and 557,333 common shares at a sales price of $0.75 It appears that the investors may have a right of rescission, pursuant to Section 12 of the Securities Act of 1933, to recover the consideration paid for such securities. For accounting purposes the amount of the contingent liability is not classified outside of permanent equity as the company believes that it is not probable that a holder would pursue rescission or prevail in asserting a right of action for rescission. Management intends to rectify the problem by filing a registration statement on Form SB-2 or equivalent as soon as possible after this Form 10-SB is rendered complete by the issuance of a no comment letter from the Commission. A contingent liability of $558,000 has been disclosed in this Form 10-KSB.

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

     Property plant and equipment consist of the following:

                                                             December 31,
                                                        -----------------------
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

NOTE 9 - STOCK TRANSACTIONS - SUBSEQUENT EVENTS

     On January 12, 2000 the Company granted and on March 7, 2000, the president of the Company exercised his option to convert his loans to the Company to common stock. The conversion price was based on the average of the last 20 days average price of the stock immediately preceding the exercise. The Company issued a total of 1,183,853 shares which included principal and interest due of $473,541 and the Company reduced its liability for the debt.

NOTE 10 - RESTATEMENT OF CHANGE IN ACCOUNTING

     The Company has restated herein the application of APBO 16 to reflect the value of the music library based on the fair market value of the stock issued for the acquisition of Genesis rather than the fair market value of the music library this change had the effect of reducing the music library and paid in capital by approximately $3,953,995.