Form 10QSB/A
period 2000-03-31
OPEN DOOR ONLINE INC
filed 2000-06-26
CIK 1098125

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB/A

(Mark One)

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934 For the quarterly period ended MARCH 31, 2000

[ ] Transition report under Section 13 or 15(d) of the Exchange Act
    For the transition period from                  to
                                  -----------------    ------------------

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

     Item 2. Management s Discussion and Analysis of Financial
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


                                        /s/ James C. Marshall, CPA, PC


Scottsdale, Arizona

June 21, 2000

                             OPEN DOOR ONLINE, INC.
                                 BALANCE SHEETS
                             MARCH 31, 2000 AND 1999
                                   (UNAUDITED)

                                                       March 31,      March 31,
                                                         2000           1999
                                                     ------------     ---------
ASSETS

Current Assets:
  Cash and cash equivalents                                           $  22,684
  Accounts receivable, net of allowance $24,094      $    445,078         9,685
  Inventories                                              10,301
  Recoupable Artist Advances                              193,894
  Prepaid Expenses                                             --         1,477
                                                     ------------     ---------
     Total current assets                                 649,273        33,846

  Property and equipment, net                              83,050       125,589
  Web Site Development, net                                48,977        43,556
  Music Library                                        10,255,005
  Other assets                                                 --         2,737
                                                     ------------     ---------
     TOTAL ASSETS                                    $ 11,028,835     $ 205,728
                                                     ============     =========

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities
Current liabilities:
  Current portion of long-term debt                  $     75,000     $   3,457
  Accounts payable and accrued expenses                   513,919
  Reserve for discontinued operations                     500,000
  Short-term notes payable                                 72,397       191,507
  Accrued royalties                                       195,947
  Accrued interest on notes payable                        10,860         8,100
                                                     ------------     ---------
     Total current liabilities                          1,368,123       203,064
Long-term debt, net of current portion                    150,000            --
                                                     ------------     ---------
     Total liabilities                                  1,518,123       203,064

Stockholders' equity
  Common stock, $.0001 par value; authorized,
    50,000,000 shares; issued and outstanding,
    11,291,565 shares and 10,133,185 shares at
    March 31, 2000 and December 31, 1999,
    respectively                                            1,129         1,000
  Additional paid-in capital                           10,085,151        63,918
  Accumulated deficit                                    (568,098)      (62,254)
                                                     ------------     ---------
     Total Stockholders' equity                         9,518,182         2,664
                                                     ------------     ---------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY           $ 11,028,835     $ 205,728
                                                     ============     =========

See accompanying notes to these financial statements

                             OPEN DOOR ONLINE, INC.
                            STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999
                                   (UNAUDITED)

                                                  March 31,          March 31,
                                                     2000              1999
                                                 ------------       -----------
Revenues
Net sales                                        $    425,741       $
Cost of goods sold                                    195,947             4,731
                                                 ------------       -----------
Gross profit                                          229,794             4,731

Operating Expenses
  Payroll and payroll taxes                            74,000
  Selling Expenses                                      3,112
  Bad Debt Expense                                     24,094
  Consulting Expenses                                  19,185             9,749
  Depreciation and amortization                         9,578
  Professional fees                                    21,401             4,500
  Rent                                                  5,700             3,000
  Supplies                                              1,739               227
  Telephone                                             2,463               904
  Travel and Entertainment                              7,877            10,280
  Other                                                 3,562             6,191
                                                   ----------       -----------
     Total operating expenses                         172,711            43,575

     Operating income (loss)                           57,083           (39,582)
Interest income (expense)                              (5,175)           (8,724)
                                                 ------------       -----------
NET INCOME (LOSS)                                $     51,908       $   (48,306)
                                                 ============       ===========

Net loss per common share                        $       0.01       $     (0.01)
                                                 ============       ===========
Weighted average number of common shares
 outstanding                                       10,445,510         7,000,000
                                                 ============       ===========

See accompanying notes to these financial statements

                             OPEN DOOR ONLINE, INC.
                            STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999
                                   (UNAUDITED)

                                                                   March 31,           March 31,
                                                                     2000                1999
                                                                   ---------           --------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income/(loss)                                                $  51,908           $ (48,306)
  Adjustments to reconcile net (loss) to net
   cash (used in) operating activities:
   Depreciation and amortization                                       9,578                  --
                                                                   ---------           ---------
  Changes in cash flows provided (used in)
   operating activities                                               61,486           $ (48,306)
Changes in operating assets and liabilities:
  (Increase) decrease in accounts receivable                        (240,589)
  (Increase) in loans receivable                                    (163,144)             27,500
  (Increase) in inventories                                          (10,301)
  (Increase) decrease in other assets
  Increase in accounts payable                                         6,072
  Increase in royalties payable                                      195,947              (3,263)
  Increase (decrease) in accrued expenses                             10,860               8,100
                                                                   ---------           ---------
      Net cash (used in) operating activities                       (139,669)            (15,969)
                                                                   ---------           ---------
CASH FLOWS FROM INVESTING ACTIVITIES
  Acquisition of Equipment                                           (46,850)

CASH FLOWS FROM FINANCING ACTIVITIES
  Principal advances on notes payable and long-term debt             153,665              81,507
  Principal repayment of short-term debt                             (48,653)
  Sale of common stock                                                    --              19,000
                                                                   ---------           ---------
      Net cash (used in) provided by financing activities            105,012              85,470
                                                                   ---------           ---------

NET INCREASE (DECREASE) IN CASH                                      (34,657)             22,651
Cash and cash equivalents - beginning of period                       34,657                  33
                                                                   ---------           ---------
Cash and cash equivalents - end of period                          $    0.00           $  22,684
                                                                   =========           =========

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

ARTIST DISTRIBUTION AGREEMENTS

     The distribution of music recorded on CD's, cassettes, and single or extended play vinyl at wholesale is recognized upon shipment. The Company contract with Red Eye Distribution specifies payment will be received monthly, at 80% of the product shipped three months prior. Returns of product shipped must be approved within 90 days of shipment but may not be physically received during the 90-day period. Starting with the first shipments in the first quarter of 2000, a reserve of 20% will be maintained. The reserve of 20% is withheld from payment for sixty days after the payment is due and any returns received are applied against the reserve account. Any balance remaining in that months reserve account 150 days after the month of shipment is then remitted to the Company or any shortfall is applied against the next months reserve before remittance. To comply with FASB 5 Accounting for contingencies the Company relies on historical data per artist and title to determine the return allowance required.

     Collectability is reasonably assured as a result of deposits, and advances and any unpaid balance due the Company is collectible or the recordings completed in our studio are not released. Payment from our distribution agreement with Red Eye Distribution is the responsibility of Red Eye and is not dependent on their receipt from their customers. However, they evaluate their customers financial strength and credit worthiness prior to shipment. These customers are usually national retailers or distributors, advertisers or advertising and promotion agencies. We have no reason to believe the Red Eye is unable or unwilling to pay for product shipment.

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


NOTE 5 - STOCK TRANSACTIONS - RELATED PARTY

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

NOTE 9 - RESTATEMENT OF CHANGE IN ACCOUNTING

     The Company has restated herein the application of APBO 16 to reflect the value of the music library based on the fair market value of the stock issued for the acquisition of Genesis rather than the fair market value of the music library. This change had the effect of reducing the music library and paid in capital by by approximately $3,953,995.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

SALES

     Sales consisted primarily of revenues derived from shipments recorded music related to various distribution contracts for CD's by our distribution division, Open Door Records, and from the commercial operations of Open Door Studios. Sales increased 100% to $425,741 for the quarter ending at March 31, 2000 from $0 in the comparative quarterly period ended March 31, 1999. The majority of the sales increase was directly attributable to the operations of the distribution contracts.

COST OF SALES

     Cost of Sales are normally primarily represented by CD and fulfillment operations and artist record promotions and royalties plus studio engineering cost. All costs for shipments this quarter were of products we paid for but which are recoupable from the royalties of the artists and therefore carried as a receivable. The artist royalties were the only costs this period. The Cost of Sales for the quarter ended March 31, 2000 increased $195,947, a 4,042% increase over the comparative quarter ending March 31, 1999, all of these costs were for artist royalties. This cost of sales ratio to sales should be representative over the coming quarter.

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

     Expenses of $ 3,112 were incurred for the quarter ended March 31, 2000 an increase of 100% over the $0 expended in the prior comparative quarter ended March 31, 1999. This increase is directly relational to the promotional expenses of signed artist that are not recoupable by Open Door Records, Inc.

CONSULTING EXPENSES

     Consulting expenses for web site maintenance and hosting after the completion of the initial development process was completed and consultants who maintain the site added $19,185 to the expenses for the quarter ended March 31, 2000 an increase of 97%. Site maintenance in the quarter ended March 31, 1999 was $9,749.

BAD DEBT EXPENSE

     Bad debt expense increased to $24,094 for the quarter ended March 31, 2000 a 100% increase over the corresponding quarter in 1999.

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

     In addition, most of the purchases on our web site are expected to be made with credit cards, and our operations may be adversely affected to the extent its customers are unable to use their credit cards due to any Year 2000 issues that are not rectified by their credit card vendors. In a worst case scenario, if our customers' computer systems or that of suppliers and vendors do not contain the necessary software updates to be Year 2000 compliant, a multitude of problems could occur which may include, among others, lost orders, merchandise not shipped or shipped to incorrect addresses and credit card purchases incorrectly credited or debited. As a result, we could lose customers, clients, and credibility, which could have a material adverse effect on our business and our financial condition. Such problems could occur with Sound Delivery, our supplier of music CDs, cassettes and other related products. With all expected dates for problems now past and the fact that no interruptions or improper recording of transactions have occurred that the period for concern has passed. We do not have, nor do we intend to create, a contingency plan to handle such an event.

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


                                        OPEN DOOR ONLINE, INC.
                                            (Registrant)


                                        /s/ David N. DeBaene
                                        -------------------------------------
Dated: June 21, 2000                    David N. DeBaene
                                        President and Chief Executive Officer


                                        /s/ Norman Birmingham
                                        -------------------------------------
Dated: June 21, 2000                    Norman Birmingham
                                        Treasurer and Chief Financial Officer