Form 10KSB/A
period 1999-12-31
OPEN DOOR ONLINE INC
filed 2000-06-27
CIK 1098125

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-KSB/A
                                (Amendment No. 2)

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

CONTINGENT LIABILITIES

     We have been advised that the issuance of free trading common stock in August and September of 1999 were issued without a valid exemption even though the Company relied on opinions of counsel for these issuances believing that the shares were exempt under Rule 504 of Regulation D of the Securities Act of 1933. The maximum liability is $558,000 based on 116,667 common shares at a sales price of $1.20 and 557,333 common shares at a sales price of $0.75 It appears that the investors may have a right of rescission, pursuant to Section 12 of the Securities Act of 1933, to recover the consideration paid for such securities, see "Item 6 - Management's Discussion and Analysis, Contingent Liabilities" page
21. For accounting purposes the amount of the contingent liability is not classified outside of permanent equity as the company believes that it is not probable that a holder would pursue rescission and prevail in asserting a right of action for rescission.

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

     On August 9, 1999, we issued 116,667 shares of our common stock to three investors for the sum of $140,000 pursuant to an offering that relied on an exemption provided in Regulation D, Rule 504 for issuing free trading shares to this small number of "accredited investors" as described in Regulation D, Rule
501. The Company has subsequently learned that the reliance on this exemption was not valid relating to the tradability of these shares and that the investors have certain rights, including the right of rescission. Further information may be found in "Item 6 - Management's Discussion and Analysis under the sub heading Contingent Liabilities" on page 21 of this Form 10-KSB.

     On September 17, 1999, we issued 557,333 shares of our common stock to three investors for at a price of $0.75 per share pursuant in an offering that relied on an exemption provided in Regulation D, Rule 504 for issuing free trading shares to this small number of "accredited investors" as described in Regulation D, Rule 501. The Company has subsequently learned that the reliance on this exemption was not valid relating to the tradability of these shares and that the investors have certain rights, including the right of rescission. Further information may be found in "Item 6 - Management's Discussion and Analysis under the sub heading Contingent Liabilities" on page 21 of this Form 10-KSB.

     During 1998 and 1999, Mr. DeBaene has been a lender of funds to Open Door Records and subsequently to Open Door Online, Inc. As of December 31, 1998 and September 30, 1999, the outstanding balances due him are $113,643 and $498,622, including interest expense of $3,643 and $8,224, respectively. Interest rates range from 12% to 20% per annum. On January 12, 2000 Mr. DeBaene was granted a option to convert debt owed to him into common shares at the a conversion price equal to the average of the closing bid price for the twenty trading days prior to the date of the request for conversion. The closing bid price on the date of the grant was $0.31. The option could be exercised immediately requiring a calculation to identify any possible accounting charge for a beneficial conversion. The calculation requires the identification of the average closing bid price for the twenty trading days immediately preceding January 12, 2000, which was $0.33 or $0.02 higher than the closing bid price on the grant date indicating no beneficial conversion charge required. On March 7, 2000, Mr. DeBaene converted $474,895 of this debt into 1,158,280 shares based on the average closing bid price of our Common Stock over the twenty-day period preceding the conversion at a value of $0.41. He has elected not to convert any of the remaining debt outstanding incurred prior to the initial filing of this report on Form 10-KSB. Mr. DeBaene is the only recipient of all shares related to the conversion.

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

                                  December 31,                December 31,
                             -----------------------   -------------------------
                                1999         1998         1998          1997
                             -----------   ---------   -----------   -----------
Summary of Operations
Net Revenues                 $    46,164   $  37,185   $   521,562   $   829,985

Cost of Sales                      1,560      10,485        81,564         3,196
Gross Profit                      44,604      26,700       439,998       826,789
Operating Expenses               650,662      40,648     6,144,775       575,031
Net Profit (Loss)               (606,058)    (13,948)   (5,679,336)      151,055

Summary Balance Sheet Data
Total Assets                 $10,666,416   $ 175,047   $ 3,318,930   $ 2,218,216
Total Liabilities              1,675,037     116,720       558,241       180,931
Shareholder's Equity           8,991,379      58,327     2,760,689     2,037,285

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

   10.9*      Agreement between LiveOnTheNet.com and Open Door Music, Inc.

   10.10* Exclusive Distribution Agreement between KnowSavage Productions, Inc. and Open Door Music Distribution

   10.11*     Bowvau Distribution Agreement

   11**       Computation  of Net Income Per Share

   23.1**     Consent of Independent Accountants

   27**       Financial Data Schedule

   F-1        Auditors Opinion and Financial Statements

----------
*  Previously filed as exhibits to Form 10-SB/A

** Previously filed as exhibits to Form 10-KSB/A

                                   SIGNATURES

     In accordance with the section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: June 27, 2000                    OPEN DOOR ONLINE, INC.

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

Signature                                 Title                        Date
---------                                 -----                        ----

/s/  Thomas Carley                Vice President and Director      June 27, 2000
----------------------------
Thomas Carley


/s/  Norman J. Birmingham         Treasurer and                    June 27, 2000
----------------------------      Chief Financial Officer
Norman J. Birmingham


/s/  Camille M. Barbone           Vice President and               June 27, 2000
----------------------------      Chief Operating Officer
Camille M. Barbone


/s/  Steev Panneton               Secretary                        June 27, 2000
----------------------------
Steev Panneton


/s/  Edmond L. Lonergan           Director                         June 27, 2000
----------------------------
Edmond L. Lonergan

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