Form 10KSB/A
period 1999-12-31
OPEN DOOR ONLINE INC
filed 2000-06-28
CIK 1098125

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-KSB/A
                                (Amendment No. 3)

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

1999

     The operations of Open Door Online, Inc., subsequent to the exchange, effective June 30, 1999, through the year ended December 31, 1999 consisted primarily of three phases. The first phase was to wrap up the operations of the predecessor, Genesis Media Group, to which the Company completed open contracts as required, laid-off all West Coast personnel, and set about the orderly liquidation of the owned and leased equipment of the predecessor. This resulted in an operating loss from discontinued operations for the period of approximately $783,940 in addition to the establishment of a reserve for discontinued operations of $500,000 to buy-out and terminate certain long term leases of production equipment. The cost except the reserve was applied to the discontinued operations.

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

RESULTS OF OPERATIONS

SALES

     From inception to December 31, 1999, revenues have primarily consisted of the sale of CD's from our distribution division, Open Door Records, and from the commercial operations of Open Door Studios. Minimal other income was derived from sales of merchandise at locally sponsored concerts. Sales increased 29% to $48,164 at December 31, 1999 from $37,185 the period ended December 31, 1998. The sales increase was directly attributable to the operations of the recording studio.

COST OF SALES

     Cost of Sales, primarily represent CD and fulfillment operations and artist record promotions and royalties plus studio engineering cost. Future costs may include Internet site maintenance and programming, connectivity charges and supplies. The Cost of Sales for the year ended December 31, 1999 declined $1,560, an 85% decrease over the prior year ending December 31, 1998. Training of the engineering staff on the first several recordings in the studio caused higher initial costs.

     Cost of Sales for the year ended December 31, 1999 for Open Door Online, Inc. was approximately 3.4% of gross revenue. The operations of Genesis Media Group, the predecessor, were not comparative

SALES AND MARKETING EXPENSE

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

GENERAL AND ADMINISTRATIVE

     General and administrative expense consists primarily of salaries, legal and other administrative costs, fees for outside consultants and other overhead. General and administrative expense was approximately $393,637 for the year ended December 31, 1999. The year ended December 31, 1998 saw these expenses at $21,318. It is anticipated that overall general and administrative expense will increase in dollars but decrease as a percentage of revenue as revenue increases.

DEPRECIATION EXPENSE

     Depreciation and amortization expenses rose to $38,915 from $11,321 in the years ended December 31, 1999 and December 31, 1998, respectively. The increase is attributed to the addition of certain assets being retained from the Acquisition agreement and the remainder of the assets being depreciated for a full year.

INTEREST EXPENSE

     Net interest expense for the year ended December 31, 1999 was $66,376. Comparable interest costs for the year ended 1998 were $3,888. This increase was caused by additional $332,200 of borrowing during 1999. Interest costs may increase in future periods as the Company expands through a combination of debt and equity offerings.

LIQUIDITY AND CAPITAL RESOURCES

     As of December 31, 1999 we had approximately ($0) in cash. The lack of cash was due to a delay in posting certain year-end receipts. Sufficient cash to finance operations for the short term were received in the first week of January, 2000. Historically we have financed our operations with short-term convertible debt or through the issuance of equity in the form of our common stock. During the period between June 30, 1999 and December 31, 1999 we raised $393,000 through issuance of 674,000 common shares.

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