Form 10QSB
period 2000-06-30
OPEN DOOR ONLINE INC
filed 2000-08-14
CIK 1098125

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB/A

(Mark One)
[X[ Quarterly Report pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934

    For the quarterly period ended June 30, 2000

[ ] Transition report under Section 13 or 15(d) of the Exchange Act

    For the transition period from _____________ to _____________

                           Commission File No. 0-30584


                             OPEN DOOR ONLINE, INC.
       -----------------------------------------------------------------
       (Exact name of small business issuer as specified in its charter)


          NEW JERSEY                                      05-0460102
--------------------------------             -----------------------------------
  State or Other Jurisdiction                (I.R.S.Employer Identification No.)
of Incorporation or Organization)


              46 OLD FLAT RIVER ROAD, COVENTRY, RHODE ISLAND 02816
              ----------------------------------------------------
                    (Address of Principal Executive Offices)

                                 (401) 397-5987
                 -----------------------------------------------
                 (Issuers Telephone Number, Including Area Code)


                                       N/A
               ---------------------------------------------------
              (Former Name, Former Address and Former Fiscal Year,
                         if Changed Since Last Report)

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

     Common Stock, $.0001 par value per share, 12,449,845 shares outstanding at July 31, 2000

    Transitional Small Business Disclosure Format (check one) Yes [ ] No [X]

                             OPEN DOOR ONLINE, INC.
                              INDEX TO FORM 10-QSB

                                                                            Page
                                                                            ----
PART I.   FINANCIAL INFORMATION

     Item 1. Financial Statements

          Balance Sheets as of June 30, 2000 and December 31, 1999           4

          Statements of Operations for the three months ended
          June 30, 2000 and June 30, 1999                                    5

          Statements of Cash Flows for the three months ended
          June 30, 2000 and June 30, 1999                                    6

          Statements of Operations for the six months ended
          June 30, 2000 and June 30, 1999                                    7

          Statements of Cash Flows for the six months ended
          June 30, 2000 and June 30, 1999                                    8

          Notes to Financial Statements                                      9

     Item 2. Management s Discussion and Analysis of Financial
             Condition and Results of Operations                            14

PART II. OTHER INFORMATION

      Item 1. Legal Proceedings                                             20

      Item 2. Changes in Securities                                         20

      Item 3. Defaults Upon Senior Securities                               20

      Item 4. Submissions of Matters to a Vote of Security Holders          20

      Item 5. Other Information                                             20

      Item 6. Exhibits and Reports on Form 8-K                              20

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

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                             OPEN DOOR ONLINE, INC.
                                 BALANCE SHEETS
                                   (UNAUDITED)

                                                                        June 30,          December 31,
                                                                          2000               1999
                                                                      ------------       ------------
                                     ASSETS
Current Assets:
  Cash and cash equivalents                                           $        250       $     34,567
  Accounts receivable, net of allowance $28,403                            717,997            204,489
  Inventories                                                                8,603
  Recoupable Artist Advances                                               152,512
  Loans  Receivable                                                          2,250             30,750
                                                                      ------------       ------------
        Total current assets                                               881,612            269,806

Property and equipment, net                                                 70,892             98,049
Web Site Development, net                                                   51,555             43,556
Music Library                                                          10, 255,005         10,255,005
                                                                      ------------       ------------

TOTAL ASSETS                                                          $ 11,259,064       $ 10,666,146
                                                                      ============       ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities
Current liabilities:
  Current portion of long-term debt                                   $     75,000       $     75,000
  Accounts payable and accrued expenses                                    556,575            498,837
  Reserve for discontinued operations                                      500,000            500,000
  Short-term notes payable                                                 168,580            442,200
  Accrued royalties                                                        195,583                 --
  Accrued interest on notes payable                                         15,362              9,000
                                                                      ------------       ------------
        Total current liabilities                                        1,511,100          1,525,037
Long-term debt, net of current portion                                     150,000            150,000
                                                                      ------------       ------------

        Total liabilities                                                1,661,100          1,675,037

Stockholders' equity
  Common stock, $.0001 par value; authorized, 50,000,000 shares;
   issued and outstanding, 12,449,845 shares and 10,133,185
   shares at June 30, 2000 and December 31, 1999, respectively               1,129              1,013
  Additional paid-in capital                                            10,085,151          9,610,372
  Accumulated deficit                                                     (488,316)          (620,006)
                                                                      ------------       ------------

        Total Stockholders' equity:                                      9,597,964          8,991,379
                                                                      ------------       ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                            $ 11,259,064       $ 10,666,416
                                                                      ============       ============

See accompanying notes to these financial statements

                             OPEN DOOR ONLINE, INC.
                            STATEMENTS OF OPERATIONS
                FOR THE THREE MONTHS ENDED JUNE 30, 2000 AND 1999
                                   (UNAUDITED)


                                                   June 30,           June 30,
                                                    2000               1999
                                                ------------       ------------
Revenues
  Net sales                                     $    405,450       $      1,143
  Cost of goods sold                                 122,240                645
                                                ------------       ------------
Gross profit                                         283,210                498

Operating Expenses:
  Payroll and payroll taxes                          113,550                 --
  Selling Expenses                                        --              8,221
  Bad Debt                                             2,309                 --
  Consulting Expenses                                  7,227             24,900
  Depreciation and amortization                        9,578                 --
  Professional fees                                   44,273              8,250
  Rent                                                 1,950                500
  Supplies                                               252                631
  Telephone                                            1,044              1,211
  Travel and Entertainment                             6,812              9,000
  Other                                               11,831                630
                                                ------------       ------------
     Total operating expenses                        198,826             53,343

     Operating income (loss)                          84,384            (52,845)

Interest income (expense)                             (4,602)                --
                                                ------------       ------------

NET INCOME (LOSS)                               $     79,782       $    (52,845)
                                                ============       ============

Net loss per common share                       $       0.01       $      (0.01)
                                                ============       ============
Weighted average number of common
 shares outstanding                               12,449,845          7,000,000
                                                ============       ============

See accompanying notes to these financial statements

                             OPEN DOOR ONLINE, INC.
                            STATEMENTS OF CASH FLOWS
                FOR THE THREE MONTHS ENDED JUNE 30, 2000 AND 1999
                                   (UNAUDITED)


                                                                 June 30,       June 30,
                                                                   2000           1999
                                                                ---------      ---------
CASH FLOWS FROM OPERATING ACTIVITIES
 Net income/(loss)                                              $  79,782      $ (52,845)
 Adjustments to reconcile net (loss) to net cash
   (used in) operating activities:
   Depreciation and amortization                                    9,578             --
                                                                ---------      ---------
 Changes in cash flows provided (used in)
   operating activities                                            89,360      $ (52,845)

 Changes in operating assets and liabilities:
   (Increase) decrease in accounts receivable                    (272,919)         2,500
   (Increase) decrease in loans receivable                         39,132         (5,500)
   (Increase) decrease in inventories                               1,698             --
   (Increase) decrease in other assets                             (5,158)       (10,737)
   Increase in accounts payable                                    42,656           (118)
   Increase (decrease) in royalties payable                          (364)            --
   Increase (decrease) in accrued expenses                          9,662             --
                                                                ---------      ---------
        Net cash (used in) operating activities                   (95,933)       (66,700)
                                                                ---------      ---------
CASH FLOWS FROM FINANCING ACTIVITIES
 Principal advances on notes payable and long-term debt            96,183         44,323
 Sale of common stock                                                  --         26,357
                                                                ---------      ---------
        Net cash (used in) provided by financing activities        96,183         70,680
                                                                ---------      ---------

NET INCREASE (DECREASE) IN CASH                                       250          3,980

Cash and cash equivalents - beginning of period                         0         22,684
                                                                ---------      ---------
Cash and cash equivalents - end of period                       $     250      $  26,664
                                                                =========      =========

See accompanying notes to these financial statements

                             OPEN DOOR ONLINE, INC.
                            STATEMENTS OF OPERATIONS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2000 AND 1999
                                   (UNAUDITED)


                                                    June 30,          June 30,
                                                     2000               1999
                                                 ------------      ------------
Revenues
  Net sales                                      $    831,191      $      1,143
  Cost of goods sold                                  318,187             5,376
                                                 ------------      ------------
        Gross profit                                  513,004             5,229

Operating Expenses:
  Payroll and payroll taxes                           187,550                --
  Selling Expenses                                      3,112             8,221
  Bad Debt Expense                                     26,403                --
  Consulting Expenses                                  26,412            34,649
  Depreciation and amortization                        19,156                --
  Professional fees                                    65,674            12,750
  Rent                                                  7,650             3,500
  Supplies                                              1,991               858
  Telephone                                             3,507             2,115
  Travel and Entertainment                             14,689            19,280
  Other                                                15,393             6,821
                                                 ------------      ------------
        Total operating expenses                      371,537            96,918

Operating income (loss)                               141,467           (92,427)
Interest income (expense)                              (9,777)           (8,724)
                                                 ------------      ------------

NET INCOME (LOSS)                                $    131,690      $   (101,151)
                                                 ============      ============

Net loss per common share                        $       0.01      $      (0.01)
                                                 ============      ============
Weighted average number of common
 shares outstanding                                12,449,845         7,000,000
                                                 ============      ============

See accompanying notes to these financial statements

                             OPEN DOOR ONLINE, INC.
                            STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2000 AND 1999
                                   (UNAUDITED)

                                                                June 30,        June 30,
                                                                  2000            1999
                                                                ---------      ---------
CASH FLOWS FROM OPERATING ACTIVITIES
 Net income/(loss)                                              $ 131,690      $(101,151)
 Adjustments to reconcile net (loss) to net cash
  (used in) operating activities:
  Depreciation and amortization                                    19,156             --
                                                                ---------      ---------
 Changes in cash flows provided (used in)
  operating activities                                            150,846      $(101,151)
 Changes in operating assets and liabilities:
  (Increase) decrease in accounts receivable                     (513,508)        30,000
  (Increase) decrease in loans receivable                        (124,012)        (5,500)
  (Increase) in inventories                                        (8,603)            --
  (Increase) decrease in other assets                              (5,158)       (10,737)
  Increase in accounts payable                                     48,728         (3,381)
  Increase in royalties payable                                   195,583             --
  Increase (decrease) in accrued expenses                          20,522          8,100
                                                                ---------      ---------
        Net cash (used in) operating activities                  (235,602)       (80,669)
                                                                ---------      ---------
CASH FLOWS FROM INVESTING ACTIVITIES
 Acquisition of Equipment                                              --        (46,850)

CASH FLOWS FROM FINANCING ACTIVITIES
 Principal advances on notes payable and long-term debt           249,848        108,793
 Principal repayment of short-term debt                           (48,653)            --
 Sale of common stock                                                  --         45,357
                                                                ---------      ---------
        Net cash (used in) provided by financing activities       201,195        107,300
                                                                ---------      ---------

NET INCREASE (DECREASE) IN CASH                                   (34,407)        26,631
Cash and cash equivalents - beginning of period                    34,657             33
                                                                ---------      ---------
Cash and cash equivalents - end of period                       $     250      $  26,664
                                                                =========      =========

See accompanying notes to these financial statements

                             OPEN DOOR ONLINE, INC.
                          NOTES TO FINANCIAL STATEMENTS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2000 AND 1999


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

The Company is in the process of developing and internet presence for the sales and marketing of music and related products through the internet and expanding its promotion, production and recording services to the entertainment and music markets. No sales have been concluded from the Internet site to date. We expect sales to start during the third quarter 2000.

REVENUE RECOGNITION

RECORDING STUDIO REVENUE

Our recording studio revenue is derived mainly from studio rental for which we supply the facility, recording equipment, and the studio engineer. Recording studio time is billed at $350 per day and recognized upon the completion of the recording days contracted.

                             OPEN DOOR ONLINE, INC.
                          NOTES TO FINANCIAL STATEMENTS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2000 AND 1999


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

Record and production equipment             5-7 Years
Website Development                         5-7 Years
Leasehold improvements                     3-10 Years

                             OPEN DOOR ONLINE, INC.
                          NOTES TO FINANCIAL STATEMENTS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2000 AND 1999


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

NOTE 3 - PROPERTY AND EQUIPMENT

Depreciation and amortization for the three months ended June 30, 2000 and 1999 were $9,578 and $0, respectively.

Property plant and equipment consist of the following:
                                                               June 30,
                                                       ------------------------
                                                          2000           1999
                                                       ---------      ---------

Production equipment                                   $  99,667      $  99,667
Web site development                                      51,555         51,555
Office equipment, furniture and fixtures                  24,638         24,638
Leasehold improvements                                    13,605         12,605
                                                       ---------      ---------
                                                         189,465        188,465
Less accumulated depreciation and amortization           (67,018)       (11,321)
                                                       ---------      ---------
                                                       $ 122,447      $ 177,144
                                                       =========      =========

                             OPEN DOOR ONLINE, INC.
                          NOTES TO FINANCIAL STATEMENTS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2000 AND 1999


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

The components of deferred tax assets and liabilities are as follows:

                                                                June 30,
                                                        -----------------------
                                                           2000          1999
                                                        ---------     ---------

Tax effect of assets acquired in business combination   $ 362,000     $      --
Tax effects of reserve for discontinued operations        200,000            --
Tax effects of carryforward benefits:
  Net operating loss carryforwards                        242,000        24,400
                                                        ---------     ---------
Tax effects of carryforwards
  Tax effects of future taxable differences and
   carryforwards                                          804,000        24,400
Less deferred tax asset valuation allowance              (804,000)      (24,400)
                                                        ---------     ---------
Net deferred tax asset                                  $      --     $      --
                                                        =========     =========
Realization of the net deferred tax assets is dependent on generating sufficient taxable income prior to their expiration. Tax effects are based on a 9.0% state and 34.0% federal income tax rates for a net combined rate of 40%. The tax effects of the acquired business combination have not been recognized in the current or prior periods but will be recognized in future periods, at which time if the current period taxable income is insufficient to offset such charges for tax purposes, the effect will be available to the Company over the succeeding 20 years. The realized net operating losses expire over the next 20 years, the majority of which expire in 2019. A valuation allowance has been provided for the full deferred tax asset amount due to the lack of operating history and operating losses in recent periods. When realization of the deferred tax asset is more likely than not to occur, the benefit related to the differences will be recognized as a reduction of income tax expense.

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

                             OPEN DOOR ONLINE, INC.
                          NOTES TO FINANCIAL STATEMENTS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2000 AND 1999


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

NOTE 6 - COMMON STOCK

Genesis was the nominal acquirer in the Open Door Records, Inc. transaction in which Open Door was the nominal acquiree in the reverse acquisition. As the legal acquirer, the Genesis balances at January 1, 1999 were adjusted to reflect the business combination and to give effect to the one for 30 reverse split of the Genesis shares as of June 30, 1999 retroactive to January 1, 1999 in accordance with SFAS 128. The Company issued a total of 8,181,665 shares for former Open Door Records, Inc. holders and to promoters and sponsors of the transaction. The outstanding stock of the Company was 11,317,138 shares and 7,000,000 shares at June 30, 2000 and 1999, respectively.

NOTE 7 - EARNINGS PER COMMON SHARE

Earnings per share of common stock have been computed based on the weighted average number of shares outstanding. The weighted average number of shares used to compute the earnings per share at June 30, 2000, after giving effect to the acquisition on June 30, 1999 by Genesis, the legal acquirer of Open Door Records, Inc

NOTE 8 - 1999 PURCHASE ACCOUNTING

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2000 AND JUNE 30, 1999

SALES

         Sales consisted primarily of revenues derived from shipments recorded music related to various distribution contracts for CD's by our distribution division, Open Door Records, and from the commercial operations of Open Door Studios. Sales increased 353% to $405,450 for the quarter ending June 30, 2000 from $1,143 in the comparative quarterly period ended June 30, 1999. The majority of the sales increase was directly attributable to the operations of the distribution contracts that increased $237,200 with the remainder from studio operations.

COST OF SALES

         Cost of Sales are normally primarily represented by CD and fulfillment operations and artist record promotions and royalties plus studio engineering cost. All costs for shipments this quarter were of products we paid for but which are recoupable from the royalties of the artists and therefore carried as a receivable. The artist royalties were the only costs this period. The Cost of Sales for the quarter ended June 30, 2000 increased $121,595, a 187% increase over the comparative quarter ending June 30, 1999, all of these costs were for artist royalties except for $1,699 sold from inventory of artists with only distribution contracts. The remainder of the increase was from studio operations, which resulted in $7,800 of cost. This cost of sales ratio to sales should be representative over the coming quarter.

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

         Expenses of $ 0 were incurred for the quarter ended June 30, 2000 a decrease of 100% over the $8,221expended in the prior comparative quarter ended June 30, 1999. This decrease is directly relational to the promotional expenses of signed artist that are not recoupable by Open Door Records, Inc.

CONSULTING EXPENSES

         Consulting expenses for web site maintenance and hosting after the completion of the initial development process was completed and consultants who maintain the site added $9,000 to the expenses for the quarter ended June 30, 2000 an increase of 73%. Site maintenance in the quarter ended June 30, 1999 was $5,040.

BAD DEBT EXPENSE

         Bad debt expense increased to $24,094 for the quarter ended June 30, 2000 a 100% increase over the corresponding quarter in 1999.

GENERAL AND ADMINISTRATIVE

         General and administrative expense consists primarily of salaries, legal and other administrative costs, fees for outside consultants and other overhead. General and administrative expense was $179,712 for the quarter ended June 30, 2000 an increase of 298% over the $45,122 for the period ended June 30, 1999. The increase is directly attributable to costs incurred for legal and accounting expenses for the filing of the Form-10SB, which increased these fees by approximately $36,000 for the quarter with the remainder attributable to wages for management most of which have been accrued.

DEPRECIATION EXPENSE

         Depreciation and amortization expenses rose to $9,578 from $0 in the quarters ended June 30, 2000 and June 30, 1999, respectively. The increase is attributed to the full utilization of all equipment and the web site.

INTEREST EXPENSE

         Net interest expense for the quarter ended June 30, 2000 was $4,602. Comparable interest costs for the corresponding quarter ended 1999 was $0. This increase was caused by the increase in borrowing for short-term debt. Interest costs may increase in future periods as the Company expands through a combination of debt and equity offerings.

FOR THE SIX MONTHS ENDED JUNE 30, 2000 AND JUNE 30, 1999

SALES

         Sales consisted primarily of revenues derived from shipments recorded music related to various distribution contracts for CD's by our distribution division, Open Door Records, and from the commercial operations of Open Door Studios. Sales increased 100% to $831,191 for the six months ended at June 30, 2000 from $1,143 in the comparative six-month period ended June 30, 1999. The majority of the sales increase was directly attributable to the operations of the distribution contracts, which accounted for $635,000 of the increase with the remainder from studio operations.

COST OF SALES

         Cost of Sales are normally primarily represented by CD and fulfillment operations and artist record promotions and royalties plus studio engineering cost. All costs for shipments this six months were of products we paid for but which are recoupable from the royalties of the artists and therefore carried as a receivable. The artist royalties were the only costs this period. The Cost of Sales for the six months ended June 30, 2000 increased $318,187, a 5,819% increase over the comparative six months ended June 30, 1999, all of these costs were for artist royalties except for $12,800 for studio operations. This cost of sales ratio to sales should be representative over the coming quarter.

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

         Expenses of $ 3,112 were incurred for the six months ended June 30, 2000 a decrease of 62% over the $8,221 expended in the prior comparative six months ended June 30, 1999. This decrease is directly relational to the reduction of promotional expenses of signed artist that are not recoupable by Open Door Records, Inc.

CONSULTING EXPENSES

         Consulting expenses for web site maintenance and hosting after the completion of the initial development process was completed and consultants who maintain the site added $29,524 to the expenses for the six months ended June 30, 2000 a decrease of 10%. Site maintenance in the six months ended June 30, 1999 was $14,774.

BAD DEBT EXPENSE

         Bad debt expense increased to $26,403 for the quarter ended June 30, 2000 a 100% increase over the corresponding quarter in 1999.

GENERAL AND ADMINISTRATIVE

         General and administrative expense consists primarily of salaries, legal and other administrative costs, fees for outside consultants and other overhead. General and administrative expense was approximately $288,804 for the six months ended June 30, 2000 compared to $45,324 in the corresponding period ended June 30, 1999. The increase is attributable to salaries for management $187,500, the majority of which has been accrued, and increased professional fees of approximately $53,000 which are directly related costs to the filing and completion of the Form-10SB.

DEPRECIATION EXPENSE

         Depreciation and amortization expenses rose to $19,156 from $0 in the six months ended June 30, 2000 and June 30, 1999, respectively. The increase is attributed to the full utilization of all equipment and the web site.

INTEREST EXPENSE

         Net interest expense for the six months ended June 30, 2000 was $9,777. Comparable interest costs for the corresponding six months ended 1999 was $8,724. This increase was caused by the increase in outstanding short-term debt over the comparative period.

LIQUIDITY AND CAPITAL RESOURCES

         As of June 30, 2000 we had a cash $250. Sufficient cash to finance operations for the short term are required. Historically we have financed our operations with short-term convertible debt or through the issuance of equity in the form of our common stock. During the current six months we issued net new debt for cash of approximately $249,848. Significant increases in capital will be required to fund our aggressive business plan and support the manufacturing and distribution requirements of our current artist distribution contracts. While there is no assurance that we will be successful in raising the required capital all indications through our current financing negotiations suggest that we will receive substantial capital.

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

ACCOUNTS RECEIVABLE

         As of June 30, 2000 we had receivables that consisted of the sales from March 2000 and all of the sales from the second quarter of 2000. The March 2000 receivables are being received and no allowance is required within 90 days. These receivables are from artists who continue to use the music production facilities. The receivables from the second quarter sales of recordings are not due to be received the third quarter of 2000 per our agreement with Red Eye Distribution. We have no indication that Red Eye Distribution is unable or unwilling to pay us for the product shipped.

RECOUPABLE ARTIST ADVANCES

         Our distribution agreements with artists require us to pay certain costs up front for the artist. These costs, depending on the contract, may include promotion, production, manufacturing, advertising, travel, etc. All of these advances are to be received from the sales of the artist recordings before any payment to the artist is made. In some instances the artist is to receive 50% of the net wholesale price we receive, in others only 25% goes to the artist. We have no reason to believe that these recoupable costs will not be received. In the event that the artists music does not sell successfully to recoup these costs within six months of the release of the recording we will take a charge to earnings for these costs. This account contains four artists at this time with the majority being from Jeru whose latest release on February 22, 2000 has already sold enough for us to recover the majority of our costs when payment for these shipments is received during the third quarter of 2000. The other artist will be slower to recoup but only account for $10,277 of the total. The Company will not advance more than $20,000 in costs for any given artist unless the pre-orders for the artists next release exceed this amount. At no time will the Company advance costs that exceed the amount recoupable from the pre-orders plus $20,000. This method is in compliance with FASB 50 paragraph 10 relating advances against future royalties.

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

         Open Door Music. In February of 1999, Open Door Records, Inc. created Open Door Music, an online music CD store. Our online CD store, located on the Internet at www.opendoormusic.com, offers over 350,000 music titles for sale. To assist customers in making music selections, the web site contains product notes, reviews, related articles and sound samples and is open 24 hours a day, seven days a week. It offers its customers convenient and timely product fulfillment, including standard and overnight delivery options. Our web site provides an entertaining and informative resource enabling users to search and sample music and artist information interactively through sound and graphics, including online "sound stations" for each artist. Music posted on our web site in digital form is available for downloading using Real Audio(TM) "plug-ins." Visitors to the web site who are interested in the music they sample may purchase it immediately online.

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


                                          OPEN DOOR ONLINE, INC.
                                          (Registrant)


Dated: August 14, 2000                    /s/ David N. DeBaene
                                          -------------------------------------
                                          David N. DeBaene
                                          President and Chief Executive Officer


Dated: August 14, 2000                    /s/ Norman Birmingham
                                          -------------------------------------
                                          Norman Birmingham
                                          Treasurer and Chief Financial Officer