Form 10QSB
period 2000-09-30
OPEN DOOR ONLINE INC
filed 2000-11-20
CIK 1098125

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)
[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934 For the quarterly period ended SEPTEMBER 30, 2000

[ ] Transition report under Section 13 or 15(d) of the Exchange Act
    For the transition period from ____________ to ______________

                          Commission File No. 0-30584


                             OPEN DOOR ONLINE, INC.
        (Exact name of small business issuer as specified in its charter)

        NEW JERSEY                                        05-0460102
State or Other Jurisdiction of               (I.R.S.Employer Identification No.)
Incorporation or Organization)

              46 OLD FLAT RIVER ROAD, COVENTRY, RHODE ISLAND 02816
                    (Address of Principal Executive Offices)

                                 (401) 397-5987
                 (Issuers Telephone Number, Including Area Code)

                                       N/A
              (Former Name, Former Address and Former Fiscal Year,
                         if Changed Since Last Report)

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

     Common Stock, $.0001 par value per share, 11,834,898 shares outstanding at November 15, 2000

     Transitional Small Business Disclosure Format (check one) Yes [ ]  No [X]

                             OPEN DOOR ONLINE, INC.
                              INDEX TO FORM 10-QSB

                                                                            Page
                                                                            ----
PART I. FINANCIAL INFORMATION

     Item 1. Financial Statements

          Balance Sheets as of September 30, 2000 and December 31, 1999       3

          Statements of Operations for the three months ended
          September 30, 2000 and September 30, 1999                           4

          Statements of Cash Flows for the three months ended
          September 30, 2000 and September 30, 1999                           5

          Statements of Operations for the nine months ended
          September 30, 2000 and September 30, 1999                           6

          Statements of Cash Flows for the nine months ended
          September 30, 2000 and September 30, 1999                           9

          Notes to Financial Statements                                      10

     Item 2. Management's Discussion and Analysis of Financial
             Condition and Results of Operations                             14

PART II. OTHER INFORMATION

     Item 1. Legal Proceedings                                               19

     Item 2. Changes in Securities                                           19

     Item 3. Defaults Upon Senior Securities                                 19

     Item 4. Submissions of Matters to a Vote of Security Holders            19

     Item 5. Other Information                                               19

     Item 6. Exhibits and Reports on Form 8-K                                20

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                             OPEN DOOR ONLINE, INC.
                                 BALANCE SHEETS
                                   (UNAUDITED)

                                                                          September 30,       December 31,
                                                                             2000                1999
                                                                         ------------        ------------
ASSETS
Current Assets:
  Cash and cash equivalents                                              $          0        $     34,567
  Accounts receivable, net of allowance $103                                  605,811             204,489
  Inventories                                                                   8,603
  Recoupable artist advances                                                  146,468
  Loans  receivable                                                             5,988              30,750
                                                                         ------------        ------------
       Total current assets                                                   766,870             269,806

  Property and equipment, net                                                  61,958              98,049
  Web site development, net                                                    69,538              43,556
  Music library                                                            10,255,005          10,255,005
                                                                         ------------        ------------

  TOTAL ASSETS                                                           $ 11,153,371        $ 10,666,416
                                                                         ============        ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Current liabilities:
  Current portion of long-term debt                                      $     75,000        $     75,000
  Accounts payable and accrued expenses                                       499,768             498,837
  Accrued payroll                                                             180,834
  Reserve for discontinued operations                                         500,000
  Short-term notes payable                                                    240,105             500,000
  Accrued royalties                                                           195,583             442,200
  Accrued interest on notes payable                                            19,770               9,000
                                                                         ------------        ------------
       Total current liabilities                                            1,711,060           1,525,037

Long-term debt, net of current portion                                         75,000             150,000
                                                                         ------------        ------------
       Total liabilities                                                    1,786,060           1,675,037
Stockholders' equity:
  Common stock, $.0001 par value; authorized, 50,000,000 shares;
   issued and outstanding, 11,291,465 shares and 10,133,185 shares
   at September 30, 2000 and December 31, 1999, respectively                    1,129               1,013
  Additional paid-in capital                                               10,085,151           9,610,372
  Accumulated deficit                                                        (718,969)           (620,006)
                                                                         ------------        ------------

       Total Stockholders' equity                                           9,367,311           8,991,379
                                                                         ------------        ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                               $ 11,153,371        $ 10,666,416
                                                                         ============        ============

See accompanying notes to these financial statements

                             OPEN DOOR ONLINE, INC.
                            STATEMENTS OF OPERATIONS
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
                                   (UNAUDITED)


                                             September 30,         September 30,
                                                2000                   1999
                                            ------------           ------------
Revenues
  Net sales                                 $    (23,364)          $        458
  Cost of sales                                   (9,123)                   700
                                            ------------           ------------
     Gross profit                                (14,241)                  (242)

Operating Expenses:
  Payroll and payroll taxes                       92,920                 27,500
  Selling Expenses                                    --                  1,500
  Consulting Expenses                             57,636                 14,740
  Depreciation and amortization                    9,578
  Professional fees                                   --                 10,012
  Rent                                             1,950                  8,288
  Supplies                                         7,337                     74
  Telephone                                        3,042                  3,262
  Travel and entertainment                        14,192                  9,394
  Other                                            8,561                 24,217
                                            ------------           ------------
     Total operating expenses                    195,216                 98,987

     Operating income (loss)                    (209,457)               (99,229)

Interest income (expense)                         (6,332)                    --
                                            ------------           ------------

NET INCOME (LOSS)                           $   (215,789)          $    (99,229)
                                            ============           ============

Net loss per common share                   $      (0.21)          $      (0.14)
                                            ============           ============
Weighted average number of common
 shares outstanding                           10,446,347              7,000,000
                                            ============           ============

See accompanying notes to these financial statements

                             OPEN DOOR ONLINE, INC.
                            STATEMENTS OF CASH FLOWS
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
                                   (UNAUDITED)


                                                                       September 30,       September 30,
                                                                            2000               1999
                                                                       -------------       -------------
CASH FLOWS FROM OPERATING ACTIVITIES
 Net income/(loss)                                                       $(215,789)          $ (99,229)
 Adjustments to reconcile net income (loss) to net
  cash (used in) operating activities:
  Depreciation and amortization                                              9,578                  --
                                                                         ---------           ---------
 Changes in cash flows provided (used in) operating activities            (206,211)          $ (99,229)
 Changes in operating assets and liabilities:
  (Increase) decrease in accounts receivable                               112,186
  (Increase) decrease in loans receivable                                    3,788
  (Increase) decrease in inventories
  (Increase) decrease in other assets                                        6,044
  Increase (decrease) in accounts payable                                  (56,807)
  Increase (decrease) in royalties payable                                    (364)             46,119
  Increase (decrease) in accrued expenses                                    4,408              (2,500)
                                                                         ---------           ---------
       Net cash (used in) operating activities                            (136,956)            (55,610)
                                                                         ---------           ---------

CASH FLOWS FROM INVESTING ACTIVITIES
 Acquisition of web site                                                   (17,983)             (1,000)

CASH FLOWS FROM FINANCING ACTIVITIES
 Principal advances on notes payable and long-term debt                    154,689              33,946
 Principal repayment of short-term debt
 Sale of common stock                                                           --                  --
                                                                         ---------           ---------
       Net cash (used in) provided by financing activities                 154,689              33,946
                                                                         ---------           ---------

NET INCREASE (DECREASE) IN CASH                                               (250)            (22,664)
 Cash and cash equivalents - beginning of period                               250              22,664
                                                                         ---------           ---------
 Cash and cash equivalents - end of period                               $       0           $       0
                                                                         =========           =========

See accompanying notes to these financial statements

                             OPEN DOOR ONLINE, INC.
                            STATEMENTS OF OPERATIONS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
                                   (UNAUDITED)

                                                              September 30,          September 30,
                                                                  2000                   1999
                                                              ------------           ------------
Revenues:
  Net sales                                                   $    818,125           $      1,601
  Cost of sales                                                    319,364                  9,326
                                                              ------------           ------------
       Gross profit                                                498,761                 (7,725)

Operating Expenses:
  Payroll and payroll taxes                                        289,470                 27,500
  Selling expenses                                                      --                 17,360
  Bad Debt expense                                                  26,403                     --
  Consulting expenses                                               76,348                 45,389
  Depreciation and amortization                                     28,735
  Professional fees                                                 65,674                 19,512
  Rent                                                               9,600                 11,788
  Supplies                                                           9,327                    726
  Telephone                                                          6,549                  5,378
  Travel and entertainment                                          32,181                 28,674
  Other                                                             37,330                 27,605
                                                              ------------           ------------
       Total operating expenses                                    581,617                183,932

       Operating income (loss)                                     (82,856)              (191,657)

Interest income (expense)                                          (16,108)                (8,724)
                                                              ------------           ------------

NET INCOME (LOSS)                                             $    (98,964)          $   (200,381)
                                                              ============           ============
Net loss per common share                                     $      (0.01)          $      (0.03)
                                                              ============           ============
Weighted average number of common shares outstanding            10,446,347              7,000,000
                                                              ============           ============

See accompanying notes to these financial statements

                             OPEN DOOR ONLINE, INC.
                            STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
                                   (UNAUDITED)


                                                                      September 30,      September 30,
                                                                          2000                1999
                                                                       ---------           ---------
CASH FLOWS FROM OPERATING ACTIVITIES
 Net income/(loss)                                                     $ (98,964)          $(200,381)
 Adjustments to reconcile net (loss) to net cash
  (used in) operating activities:
  Depreciation and amortization                                           28,735                  --
                                                                       ---------           ---------
Changes in cash flows provided (used in) operating activities            (70,229)          $(200,381)
Changes in operating assets and liabilities:
 (Increase) decrease in accounts receivable                             (401,322)
 (Increase) decrease in loans receivable                                  24,762             (78,531)
 (Increase) in inventories                                                (8,603)            (10,695)
 (Increase) decrease in other assets
  Increase in accounts payable                                               931              (3,381)
  Increase in royalties payable                                          195,583                  --
  Increase (decrease) in accrued expenses                                 10,770               8,100
                                                                       ---------           ---------
       Net cash (used in) operating activities                          (270,108)           (284,888)
                                                                       ---------           ---------
CASH FLOWS FROM INVESTING ACTIVITIES
 Acquisition of equipment                                                (18,626)            (26,960)

CASH FLOWS FROM FINANCING ACTIVITIES
 Principal advances on notes payable and long-term debt                  327,980             311,815
 Principal repayment of short-term debt                                  (73,653)                 --
 Sale of common stock                                                         --                  --
                                                                       ---------           ---------

       Net cash (used in) provided by financing activities               254,327             311,815
                                                                       ---------           ---------

NET INCREASE (DECREASE) IN CASH                                          (34,407)                (33)
 Cash and cash equivalents - beginning of period                          34,657                  33
                                                                       ---------           ---------
 Cash and cash equivalents - end of period                             $     250           $       0
                                                                       =========           =========

See accompanying notes to these financial statements

                             OPEN DOOR ONLINE, INC.
                          NOTES TO FINANCIAL STATEMENTS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999


NOTE 1 - ORGANIZATION

Open Door Records, Inc. ("Open Door") was incorporated in the state of Rhode Island on November 20, 1997. The Company had no operations during 1997.

In June 1999, Open Door entered into a stock exchange agreement with Genesis Media Group, Inc. ("Genesis") accounted for as a reverse acquisition whereby all of Open Door's outstanding stock would be acquired in exchange for stock of Genesis. On an aggregate basis, Genesis shareholders received 0.0333 shares of the Company for each share of Genesis common stock. In addition, the agreement provides for the resignation of management and directors of Genesis and the appointment of directors and executives selected by Open Door. This agreement was completed as of September 30, 1999, whereupon the resulting entity changed its name to Open Door Online, Inc. (the "Company") and state of incorporation to New Jersey. The combination of Open Door with Genesis was accounted for as a tax-free exchange under the Internal Revenue Code.

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

LINE OF BUSINESS

The business of the Company to date has derived revenue from providing promotion, production and studio recording services to music artists. The Company also has artist distribution contracts for the sale of recorded music for which the Company receives up to 75% of the wholesale price of each recording sold.

The Company is in the process of developing an internet presence for the sales and marketing of music and related products through the internet and expanding its promotion, production and recording services to the entertainment and music markets. No sales have been concluded from the internet site to date. We expect sales to start during the third quarter 2000.

REVENUE RECOGNITION

RECORDING STUDIO REVENUE

Our recording studio revenue is derived mainly from studio rental for which we supply the facility, recording equipment, and the studio engineer. Recording studio time is billed at $350 per day and recognized upon the completion of the recording days contracted.

                             OPEN DOOR ONLINE, INC.
                          NOTES TO FINANCIAL STATEMENTS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999


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

ARTIST DISTRIBUTION AGREEMENTS

The distribution of music recorded on CD's, cassettes, and single or extended play vinyl at wholesale is recognized upon shipment. The Company contract with Red Eye Distribution specifies payment will be received monthly, at 80% of the product shipped three months prior. Returns of product shipped must be approved within 90 days of shipment but may not be physically received during the 90-day period. Starting with the first shipments in the first quarter of 2000, a reserve of 20% will be maintained. The reserve of 20% is withheld from payment for sixty days after the payment is due and any returns received are applied against the reserve account. Any balance remaining in that months reserve account 150 days after the month of shipment is then remitted to the Company or any shortfall is applied against the next months reserve before remittance. To comply with Financial Accounting Standards Board (FASB) Statement No. 5 Accounting for Contingencies the Company relies on historical data per artist and title to determine the return allowance required.

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

Record and production equipment             5-7 Years
Website development                         5-7 Years
Leasehold improvements                      3-10 Years

                             OPEN DOOR ONLINE, INC.
                          NOTES TO FINANCIAL STATEMENTS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

MASTER MUSIC LIBRARY

The master music library consists of original and digitized masters of well known artists. The Company has the right to produce, sell, distribute or otherwise profit from its utilization of this library subject to industry standard royalty fees to be paid to artists as copies of the product are sold or distributed. The Company will amortize the library on a units sold basis in accordance with FASB Statement No. 50, which relates the capitalized costs to estimated net revenue to be realized. When anticipated sales appear to be insufficient to fully recover the basis, a provision against current operations will be made for anticipated losses. To date the Company has not utilized the library nor expensed any of the carrying value.

COMPREHENSIVE NET LOSS

There is no difference between the Company's net loss as reported for any of the periods reported herein and the Company's comprehensive loss, as defined by FASB Statement No. 130.

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

NOTE 3 - PROPERTY AND EQUIPMENT

Depreciation and amortization for the three months ended September 30, 2000 and 1999 were $9,578 and $0, respectively.

Property plant and equipment consist of the following:

                                                             September 30,
                                                       ------------------------
                                                          2000           1999
                                                       ---------      ---------
Production equipment                                   $ 124,305      $ 124,305
Web site development                                      57,836         51,555
Office equipment, furniture and fixtures                   3,019          1,900
Leasehold improvements                                    13,605         13,605
                                                       ---------      ---------
                                                         198,765        191,365
Less accumulated depreciation and amortization           (78,971)       (11,321)
                                                       ---------      ---------
                                                       $ 119,794      $ 180,044
                                                       =========      =========

                             OPEN DOOR ONLINE, INC.
                          NOTES TO FINANCIAL STATEMENTS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999


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

The components of deferred tax assets and liabilities are as follows:

                                                             September 30,
                                                       ------------------------
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

                             OPEN DOOR ONLINE, INC.
                          NOTES TO FINANCIAL STATEMENTS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999


NOTE 5 - STOCK TRANSACTIONS - RELATED PARTY

During 1998 and 1999, Mr. DeBaene has been a lender of funds to Open Door Records and subsequently to Open Door Online, Inc. As of December 31, 1998 and September 30, 1999, the outstanding balances due him are $113,643 and $498,622, including interest expense of $3,643 and $8,224, respectively. Interest rates range from 12% to 20% per annum. On January 12, 2000 Mr. DeBaene was granted a option to convert debt owed to him into common shares at a conversion price equal to the average of the closing bid price for the twenty trading days prior to the date of the request for conversion. The closing bid price on the date of the grant was $0.31. The option could be exercised immediately requiring a calculation to identify any possible accounting charge for a beneficial conversion. The calculation requires the identification of the average closing bid price for the twenty trading days immediately preceding January 12, 2000, which was $0.33 or $0.02 higher than the closing bid price on the grant date indicating no beneficial conversion charge required. On March 7, 2000, Mr. DeBaene converted $474,895 of this debt into 1,158,280 shares based on the average closing bid price of our Common Stock over the twenty-day period preceding the conversion at a value of $0.41. He has elected not to convert any of the remaining debt outstanding incurred prior to the initial filing of this registration statement. Mr. DeBaene is the only recipient of all shares related to the conversion.

NOTE 6 - COMMON STOCK

Genesis was the nominal acquirer in the Open Door Records, Inc. transaction in which Open Door was the nominal acquiree in the reverse acquisition. As the legal acquirer, the Genesis balances at January 1, 1999 were adjusted to reflect the business combination and to give effect to the one for thirty reverse split of the Genesis shares as of September 30, 1999 retroactive to January 1, 1999 in accordance with FASB Statement No. 128. The Company issued a total of 8,181,665 shares for former Open Door Records, Inc. holders and to promoters and sponsors of the transaction. The outstanding stock of the Company was 11,291,465 shares and 7,000,000 shares at September 30, 2000 and 1999, respectively.

NOTE 7 - EARNINGS PER COMMON SHARE

Earnings per share of common stock have been computed based on the weighted average number of shares outstanding. The weighted average number of shares used to compute the earnings per share at September 30, 2000, after giving effect to the acquisition on September 30, 1999 by Genesis, the legal acquirer of Open Door Records, Inc. was 10,446,347 ending September 30, 2000 and 7,000,000 at September 30, 1999.

NOTE 8 - 1999 PURCHASE ACCOUNTING

The purchase method of accounting was performed on Genesis based on the average closing bid price including June 17, 1999, the date of the transaction and the two trading days immediately before and after the transaction date of $3.78 on a post reverse basis. The shareholders of Genesis Media Group retained 1,277,626 common shares and 1,181,665 common shares were issued as expenses of the transaction.

                             OPEN DOOR ONLINE, INC.
                          NOTES TO FINANCIAL STATEMENTS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999


NOTE 8 - 1999 PURCHASE ACCOUNTING (CONTINUED)

Since the appraised value of the music library was in excess of $38 million, the fair market value of the merger was allocated to the music library and resulted in no goodwill being recorded. A summary of assets and liabilities acquired, at established fair market value was as follows:

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

NOTE 9 - RECENT EVENTS

On November 13, 2000 the Company purchased 100% of the outstanding stock of Hollywood On Air, Inc. for a up to 85% of the outstanding shares after the Company issues the shares for the transaction. The Company will release approximately 12,500,000 restricted common shares to the current shareholders of Hollywood On Air, Inc. upon acceptance by the shareholders at a meeting to be held in December 2000. The remaining shares will be held in escrow to be released following the completion of the audit for the period ended December 31, 2001 at the rate of one share for each $0.65 of net pre tax earnings. Hollywood On Air, Inc. adds approximately $12 million in assets offset by approximately $4 million in liabilities and sales in excess of $15 million annually.

The Company has begun the search for $5 million in equity capital to provide working capital, reduce current debt and provide for acquisition capital.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD LOOKING STATEMENTS

     When used in this report, the words "may, will, expect, anticipate, continue, estimate, project or intend" and similar expressions identify forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E Securities Exchange Act of 1934 regarding events, conditions and financial trends that may effect our future plan of operation, business strategy, operating results and financial position. Current stockholders and prospective investors are cautioned that any forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties and that actual results may differ materially from those included within the forward-looking statements as a result of various factors. Such factors are described under the headings "Business-Certain Considerations," "Management's Discussion and Analysis of Financial Condition and Results of Operations," and the financial statements and their associated notes.

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

RESULTS OF OPERATIONS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2000 AND SEPTEMBER 30, 1999.

     SALES

     Sales consisted primarily of revenues derived from shipments of recorded music related to various distribution contracts for CD's by our distribution division, Open Door Records, and from the commercial operations of Open Door Studios. Sales increased $(23,264) for the quarter ending September 30, 2000 from $458 in the comparative quarterly period ended September 30, 1999. The majority of the sales decrease was directly attributable to the returns from overstocked retailers, the Company had set aside an adequate reserve for these returns.

     COST OF SALES

     Cost of Sales are normally primarily represented by CD and fulfillment operations and artist record promotions and royalties plus studio engineering cost. All costs for shipments this quarter were of products we paid for but which have been recouped from the royalties of the artists. The artist royalties were the only costs this period. The cost of goods sold $(9,123) for the quarter ended September 30, 2000. This negative cost was directly related to the cost of the returned items and their respective royalties. Total cost of goods sold were $700 for the quarter ending September 30, 1999.

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

     Expenses of $0 were incurred for the quarter ended September 30, 2000 a decrease of 100% over the $1,500 expended in the prior comparative quarter ended September 30, 1999. This decrease is directly relational to the promotional expenses of signed artists that are not recoupable by Open Door Records, Inc.

     CONSULTING EXPENSES

     Consulting expenses for web site maintenance and hosting after the completion of the initial development process was completed and consultants who maintain the site added $57,636 to the expenses for the quarter ended September 30, 2000 an increase of 291%. Site maintenance in the quarter ended September 30, 1999 was $14,740.

     BAD DEBT EXPENSE

     Bad debt expense decreased to $0 for the quarter ended September 30, 2000 and was also $0 for the quarter ended September 30, 1999. This cost is directly related to the reserve set aside for returns, because there were negative sales for the quarter no reserve was set aside.

     GENERAL AND ADMINISTRATIVE

     General and administrative expense consists primarily of salaries, legal and other administrative costs, fees for outside professionals and other overhead. General and administrative expense was $128,002 for the quarter ended September 30, 2000 an increase of 54.7% over the $82,747 for the period ended September 30, 1999. The increase is directly attributable to wages for management.

     DEPRECIATION EXPENSE

     Depreciation and amortization expenses rose to $9,578 from $0 in the quarters ended September 30, 2000 and September 30, 1999, respectively. The increase is attributed to the full utilization of all equipment and the web site.

     INTEREST EXPENSE

     Net interest expense for the quarter ended September 30, 2000 was $6,332. Comparable interest costs for the corresponding quarter ended 1999 was $0. This increase was caused by the increase in borrowing for short-term debt. Interest costs may increase in future periods as the Company expands through a combination of debt and equity offerings.

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000 AND SEPTEMBER 30, 1999.

     SALES

     Sales consisted primarily of revenues derived from shipments recorded music related to various distribution contracts for CD's by our distribution division, Open Door Records, and from the commercial operations of Open Door Studios. Sales increased 5,100% to $818,125 for the nine months ended at September 30, 2000 from $1,601 in the comparative nine months ended September 30, 1999. The majority of the sales increase was directly attributable to the operations of the distribution contracts, which accounted for $573,000 of the increase, with the remainder from studio operations.

     COST OF SALES

     Cost of Sales are normally primarily represented by CD and fulfillment operations and artist record promotions and royalties plus studio engineering cost. All costs for shipments this nine months were of products we paid for but which are recoupable from the royalties of the artists and therefore carried as a receivable. The artist royalties were the only costs this period. The Cost of Sales for the nine months ended September 30, 2000 increased to $319,364, a 332% increase over $9,326 in the comparative nine months ended September 30, 1999, all of these costs were for artist royalties except for $12,800 for studio operations. This cost of sales ratio to sales should be representative over the coming quarter.

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

     Expenses of $0 were incurred for the nine months ended September 30, 2000 a decrease of 100% from the $17,360 expended in the prior comparative nine months ended September 30, 1999. This decrease is directly relational to the reduction of promotional expenses of signed artist that are not recoupable by Open Door Records, Inc.

     CONSULTING EXPENSES

     Consulting expenses for web site maintenance and hosting after the completion of the initial development process was completed and consultants who maintain the site added $32,524 to the expenses for the nine months ended September 30, 2000 an increase of 120%. Site maintenance in the nine months ended September 30, 1999 was $14,774.

     BAD DEBT EXPENSE

     Bad debt expense increased to $26,403 for the nine months ended September 30, 2000 a 100% increase over the corresponding nine months in 1999.

     GENERAL AND ADMINISTRATIVE

     General and administrative expense consists primarily of salaries, legal and other administrative costs, fees for outside consultants and other overhead. General and administrative expense was approximately $491,623or the nine months ended September 30, 2000 compared to $64,901 in the corresponding period ended September 30, 1999. The increase is attributable to salaries for management $289,470, the majority of which has been accrued, and increased professional fees of approximately $46,000 which are directly related costs to the filing and completion of the Form-10SB.

     DEPRECIATION EXPENSE

     Depreciation and amortization expenses rose to $28,735 from $0 in the nine months ended September 30, 2000 and September 30, 1999, respectively. The increase is attributed to the full utilization of all equipment and the web site.

     INTEREST EXPENSE

     Net interest expense for the nine months ended September 30, 2000 was $16,108 Comparable interest costs for the corresponding nine months ended 1999 was $8,724. This increase was caused by the increase in outstanding short-term debt over the comparative period.

     LIQUIDITY AND CAPITAL RESOURCES

     As of September 30, 2000 we had $0 cash. Sufficient cash to finance operations for the short term are required. Historically we have financed our operations with short-term convertible debt or through the issuance of equity in the form of our common stock. During the current nine months we issued net new debt for cash of approximately $254,327. Significant increases in capital will be required to fund our aggressive business plan and support the manufacturing and distribution requirements of our current artist distribution contracts. While there is no assurance that we will be successful in raising the required capital, all indications through our current financing negotiations suggest that we will receive substantial capital.

     A capital raise of $1,000,000 is sufficient to meet our needs during this fiscal year unless the cost of manufacturing and artists recoupables rise because of sales or marketing demands in excess of our internal projections. Our long-term capital needs will be from $3,000,000 to $5,000,000 and are totally dependent on the success of artists and our forthcoming internet sales site and the affiliation agreements that are associated.

     ACCOUNTS RECEIVABLE

     As of September 30, 2000 we had receivables that consisted of the sales from June 2000 and all of the sales from the third quarter of 2000. The June 2000 receivables are being received and no allowance is required within 90 days. These receivables are from artists who continue to use the music production facilities.

     RECOUPABLE ARTIST ADVANCES

     Our distribution agreements with artists require us to pay certain costs up front for the artist. These costs, depending on the contract, may include promotion, production, manufacturing, advertising, travel, etc. All of these advances are to be received from the sales of the artist recordings before any payment to the artist is made. In some instances the artist is to receive 50% of the net wholesale price we receive, in others only 25% goes to the artist. We have no reason to believe that these recoupable costs will not be received. In the event that the artists' music does not sell successfully to recoup these costs within nine months of the release of the recording we will take a charge to earnings for these costs. This account contains four artists at this time with the majority being from Jeru whose latest release on February 22, 2000 has already sold enough for us to recover the majority of our costs when payment for these shipments is received during the third quarter of 2000. The other artist will be slower to recoup but only account for $10,277 of the total. The Company will not advance more than $20,000 in costs for any given artist unless the pre-orders for the artists' next release exceed this amount. At no time will the Company advance costs that exceed the amount recoupable from the pre-orders plus $20,000. This method is in compliance with FASB Statement No. 50 paragraph 10 relating advances against future royalties.

     CONTINGENT LIABILITIES

     We have been advised that the issuance of free trading common stock in August and September of 1999 were issued without a valid exemption even though the Company relied on opinions of counsel for these issuances believing that the shares were exempt under Rule 504 of Regulation D of the Securities Act of 1933. The maximum liability is $558,000 based on 116,667 common shares at a sales price $1.20 and 557,333 common shares at a sales price of $0.75. It appears that the investors may have a right of rescission, pursuant to Section 12 of the Securities Act of 1933, to recover the consideration paid for such securities. For accounting purposes the amount of the contingent liability is not classified outside of permanent equity as the Company believes that it is not probable that a holder would pursue rescission and prevail in asserting a right of action for rescission.

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

     None

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

                                           OPEN DOOR ONLINE, INC.
                                               (Registrant)


                                           /s/ David N. DeBaene
                                           -------------------------------------
Dated: November 14, 2000                   David N. DeBaene
                                           President and Chief Executive Officer


                                           /s/ Norman Birmingham
                                           -------------------------------------
Dated: November 14, 2000                   Norman Birmingham
                                           Treasurer and Chief Financial Officer