Form 10QSB/A
period 2000-06-30
OPEN DOOR ONLINE INC
filed 2001-04-09
CIK 1098125

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB/A

(Mark One)
[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934

    For the quarterly period ended JUNE 30, 2000

[ ] Transition report under Section 13 or 15(d) of the Securities
    Exchange Act of 1934

    For the transition period from _______________ to _______________

                           Commission File No. 0-30584


                             OPEN DOOR ONLINE, INC.
        (Exact name of small business issuer as specified in its charter)


        New Jersey                                              05-0460102
State or Other Jurisdiction of                               (I.R.S.Employer
Incorporation or Organization)                              Identification No.)


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

          Common Stock, $.0001 par value per share, 11,291,465 shares outstanding at July 31, 2000

    Transitional Small Business Disclosure Format (check one) Yes [ ] No [X]

                             OPEN DOOR ONLINE, INC.
                              INDEX TO FORM 10-QSB

                                                                            Page
                                                                            ----
PART I. FINANCIAL INFORMATION

      Item 1. Financial Statements

           Balance Sheets as of June 30, 2000 and December 31, 1999          4

           Statements of Operations for the three months ended
           June 30, 2000 and June 30, 1999                                   5

           Statements of Cash Flows for the three months ended
           June 30, 2000 and June 30, 1999                                   6

           Statements of Operations for the six months ended
           June 30, 2000 and June 30, 1999                                   7

           Statements of Cash Flows for the six months ended
           June 30, 2000 and June 30, 1999                                   8

           Notes to Financial Statements                                     9

     Item 2. Management's Discussion and Analysis of Financial
             Condition and Results of Operations                            15

PART II.OTHER INFORMATION

     Item 1. Legal Proceedings                                              20

     Item 2. Changes in Securities                                          20

     Item 3. Defaults Upon Senior Securities                                20

     Item 4. Submissions of Matters to a Vote of Security Holders           21

     Item 5. Other Information                                              21

     Item 6. Exhibits and Reports on Form 8-K                               21

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

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                             OPEN DOOR ONLINE, INC.
                                 BALANCE SHEETS
                                   (UNAUDITED)

                                                                            June 30,          December 31,
                                                                             2000                1999
                                                                         ------------        ------------
                                     ASSETS
Current Assets:
  Cash and cash equivalents                                              $        250        $     34,567
  Accounts receivable, net of allowance $28,403                               480,295             204,489
  Inventories                                                                   8,603
  Recoupable artist advances                                                  152,512
  Loans  receivable                                                             2,250              30,750
                                                                         ------------        ------------
        Total current assets                                                  643,910             269,806

  Property and equipment, net                                                  70,892              98,049
  Web site development, net                                                    51,555              43,556
  Music library                                                            10,255,005          10,255,005
                                                                         ------------        ------------

        TOTAL ASSETS                                                     $ 11,021,362        $ 10,666,416
                                                                         ============        ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Current liabilities:
  Current portion of long-term debt                                      $     75,000        $     75,000
  Accounts payable and accrued expenses                                       556,575             498,837
  Reserve for discontinued operations                                         500,000             500,000
  Short-term notes payable                                                    168,580             442,200
  Accrued royalties                                                           195,583
  Accrued interest on notes payable                                            15,362               9,000
                                                                         ------------        ------------
        Total current liabilities                                           1,511,100           1,525,037

Long-term debt, net of current portion                                        150,000             150,000
                                                                         ------------        ------------
Total liabilities                                                           1,661,100           1,675,037

Stockholders' equity:
  Common stock, $.0001 par value; authorized, 50,000,000 shares;
   issued and outstanding, 11,291,465 shares and 10,133,185 shares
   at June 30, 2000 and December 31,  1999, respectively                        1,129               1,013
  Additional paid-in capital                                               10,085,151           9,610,372
  Accumulated deficit                                                        (726,018)           (620,006)
                                                                         ------------        ------------

        Total Stockholders' equity                                          9,360,262           8,991,379
                                                                         ------------        ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                               $ 11,021,362        $ 10,666,416
                                                                         ============        ============

              See accompanying notes to these financial statements

                             OPEN DOOR ONLINE, INC.
                            STATEMENTS OF OPERATIONS
                FOR THE THREE MONTHS ENDED JUNE 30, 2000 AND 1999
                                   (UNAUDITED)

                                                    June30,           June30,
                                                     2000              1999
                                                 ------------      ------------
Revenues
  Net sales                                      $    167,748      $      1,143
  Cost of sales                                       122,240               645
                                                 ------------      ------------
        Gross profit                                   45,508               498

Operating Expenses:
  Payroll and payroll taxes                           113,550
  Selling Expenses                                                        8,221
  Bad Debt                                              2,309
  Consulting Expenses                                   7,227            24,900
  Depreciation and amortization                         9,578
  Professional fees                                    44,273             8,250
  Rent                                                  1,950               500
  Supplies                                                252               631
  Telephone                                             1,044             1,211
  Travel and entertainment                              6,812             9,000
  Other                                                11,831               630
                                                 ------------      ------------
        Total operating expenses                      198,826            53,343

        Operating income (loss)                      (153,318)          (52,845)

Interest income (expense)                              (4,602)               --
                                                 ------------      ------------

NET INCOME (LOSS)                                $   (157,920)     $    (52,845)
                                                 ============      ============

Net loss per common share                        $      (0.01)     $      (0.01)
                                                 ============      ============
Weighted average number of common shares
 outstanding                                       11,291,465         7,000,000
                                                 ============      ============

              See accompanying notes to these financial statements

                             OPEN DOOR ONLINE, INC.
                            STATEMENTS OF CASH FLOWS
                FOR THE THREE MONTHS ENDED JUNE 30, 2000 AND 1999
                                   (UNAUDITED)


                                                        June30,        June30,
                                                         2000           1999
                                                       ---------      ---------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income/(loss)                                    $(157,920)     $ (52,845)
  Adjustments to reconcile net income (loss) to net
   cash (used in) operating activities:
   Depreciation and amortization                           9,578             --
                                                       ---------      ---------
Changes in cash flows provided (used in) operating
 activities                                            $(148,342)     $ (52,845)

Changes in operating assets and liabilities:
  (Increase) decrease in accounts receivable             (35,217)         2,500
  (Increase) decrease in loans receivable                 39,132         (5,500)
  (Increase) decrease in inventories                       1,698
  (Increase) decrease in other assets                     (5,158)
  Increase (decrease) in accounts payable                 42,656        (10,737)
  Increase (decrease) in royalties payable                  (364)          (118)
  Increase (decrease) in accrued expenses                  9,662             --
                                                       ---------      ---------
        Net cash (used in) operating activities          (95,933)       (66,700)
                                                       ---------      ---------
CASH FLOWS FROM INVESTING ACTIVITIES
  Acquisition of equipment

CASH FLOWS FROM FINANCING ACTIVITIES
  Principal advances on notes payable and
   long-term debt                                         96,183         44,323
  Principal repayment of short-term debt                      --             --
  Sale of common stock                                        --         26,357
                                                       ---------      ---------
Net cash (used in) provided by financing activities       96,183         70,680
                                                       ---------      ---------

NET INCREASE (DECREASE) IN CASH                              250          3,980

Cash and cash equivalents - beginning of period                0         22,684
                                                       ---------      ---------

Cash and cash equivalents - end of period              $     250      $  26,664
                                                       =========      =========

              See accompanying notes to these financial statements

                             OPEN DOOR ONLINE, INC.
                            STATEMENTS OF OPERATIONS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2000 AND 1999
                                   (UNAUDITED)


                                                    June 30,         June 30,
                                                     2000              1999
                                                 ------------      ------------
Revenues:
  Net sales                                      $    593,489      $      1,143
  Cost of sales                                       318,187             5,376
                                                 ------------      ------------
        Gross profit                                  275,302            (4,233)

Operating Expenses:
  Payroll and payroll taxes                           187,550
  Selling expenses                                      3,112             8,221
  Bad Debt expense                                     26,403
  Consulting expenses                                  26,412            34,649
  Depreciation and amortization                        19,156
  Professional fees                                    65,674            12,750
  Rent                                                  7,650             3,500
  Supplies                                              1,991               858
  Telephone                                             3,507             2,115
  Travel and entertainment                             14,689            19,280
  Other                                                15,393             6,821
                                                 ------------      ------------

        Total operating expenses                      371,537            88,194

Operating income (loss)                               (96,235)          (92,427)
Interest income (expense)                              (9,777)           (8,724)
                                                 ------------      ------------

NET INCOME (LOSS)                                $   (106,012)     $   (101,151)
                                                 ============      ============

Net loss per common share                        $      (0.01)     $      (0.01)
                                                 ============      ============
Weighted average number of common shares
 outstanding                                       10,865,065         7,000,000
                                                 ============      ============

              See accompanying notes to these financial statements

                             OPEN DOOR ONLINE, INC.
                            STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2000 AND 1999
                                   (UNAUDITED)

                                                                    June 30,        June 30,
                                                                      2000            1999
                                                                   ---------       ---------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income/(loss)                                                $(106,012)      $(101,151)
  Adjustments to reconcile net (loss) to net cash
  (used in) operating activities:
   Depreciation and amortization                                      19,156              --
                                                                   ---------       ---------
Changes in cash flows provided (used in) operating activities        (86,856)      $(101,151)

Changes in operating assets and liabilities:
  (Increase) decrease in accounts receivable                        (275,806)         30,000
  (Increase) decrease in loans receivable                           (124,012)         (5,500)
  (Increase) in inventories                                           (8,603)
  (Increase) decrease in other assets                                 (5,158)
  Increase in accounts payable                                        48,728         (10,737)
  Increase in royalties payable                                      195,583          (3,381)
  Increase (decrease) in accrued expenses                             20,522           8,100
                                                                   ---------       ---------
        Net cash (used in) operating activities                     (235,602)        (82,669)
                                                                   ---------       ---------

CASH FLOWS FROM INVESTING ACTIVITIES
  Acquisition of equipment                                                           (46,850)

CASH FLOWS FROM FINANCING ACTIVITIES
  Principal advances on notes payable and long-term debt             249,848         110,793
  Principal repayment of short-term debt                             (48,653)

  Sale of common stock                                                    --          45,357
                                                                   ---------       ---------
Net cash (used in) provided by financing activities                  201,195         109,300
                                                                   ---------       ---------

NET INCREASE (DECREASE) IN CASH                                      (34,407)         26,631
Cash and cash equivalents - beginning of period                       34,657              33
                                                                   ---------       ---------

Cash and cash equivalents - end of period                          $     250       $  26,664
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

The components of deferred tax assets and liabilities are as follows:

                                                                June 30,
                                                         ----------------------
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

NOTE 6 - COMMON STOCK

Genesis was the nominal acquirer in the Open Door Records, Inc. transaction in which Open Door was the nominal acquiree in the reverse acquisition. As the legal acquirer, the Genesis balances at January 1, 1999 were adjusted to reflect the business combination and to give effect to the one for thirty reverse split of the Genesis shares as of June 30, 1999 retroactive to January 1, 1999 in accordance with FASB Statement No. 128. The Company issued a total of 8,181,665 shares for former Open Door Records, Inc. holders and to promoters and sponsors of the transaction. The outstanding stock of the Company was 11,291,465 shares and 7,000,000 shares at June 30, 2000 and 1999, respectively.

NOTE 7 - EARNINGS PER COMMON SHARE

Earnings per share of common stock have been computed based on the weighted average number of shares outstanding. The weighted average number of shares used to compute the earnings per share at June 30, 2000, after giving effect to the acquisition on June 30, 1999 by Genesis, the legal acquirer of Open Door Records, Inc. was 10,865,065 ending June 30, 2000 and 7,000,000 at June 30, 1999.

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

NOTE 9 - RESTATEMENT OF CHANGE IN ACCOUNTING

The Company has restated herein the application of Accounting Principles Board Opinion No.16 to reflect the value of the music library based on the fair market value of the stock issued for the acquisition of Genesis rather than the fair market value of the music library. This change had the effect of reducing the music library and paid in capital by approximately $3,953,995.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

     For the three months ended June 30, 2000 and June 30, 1999.

SALES

     Sales consisted primarily of revenues derived from shipments of recorded music related to various distribution contracts for CD's by our distribution division, Open Door Records, and from the commercial operations of Open Door Studios. Sales increased 146% to $167,748 for the quarter ending June 30, 2000 from $1,143 in the comparative quarterly period ended June 30, 1999. The majority of the sales increase was directly attributable to the operations of the distribution contracts that increased $167,748.

COST OF SALES

     Cost of Sales are normally primarily represented by CD and fulfillment operations and artist record promotions and royalties plus studio engineering cost. All costs for shipments this quarter were of products we paid for but which are recoupable from the royalties of the artists and therefore carried as a receivable. The artist royalties were the only costs this period. The cost of sales for the quarter ended June 30, 2000 increased $121,595, a 189% increase over the comparative quarter ending June 30, 1999. All of these costs were for artist royalties except for $1,699 sold from inventory of artists with only distribution contracts. The remainder of the increase was from studio operations, which resulted in $7,800 of cost. This cost of sales ratio to sales should be representative over the coming quarter.

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

BAD DEBT EXPENSE

     Bad debt expense increased to $2,309 for the quarter ended June 30, 2000 a 100% increase over the corresponding quarter in 1999.

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

FOR THE SIX MONTHS ENDED JUNE 30, 2000 AND JUNE 30, 1999.

SALES

     Sales consisted primarily of revenues derived from shipments recorded music related to various distribution contracts for CD's by our distribution division, Open Door Records, and from the commercial operations of Open Door Studios. Sales increased 518% to $593,489 for the six months ended at June 30, 2000 from $1,143 in the comparative six-month period ended June 30, 1999. The majority of the sales increase was directly attributable to the operations of the distribution contracts, which accounted for $580,000 of the increase, with the remainder from studio operations.

COST OF SALES

     Cost of Sales are normally primarily represented by CD and fulfillment operations and artist record promotions and royalties plus studio engineering cost. All costs for shipments this six months were of products we paid for but which are recoupable from the royalties of the artists and therefore carried as a receivable. The artist royalties were the only costs this period. The Cost of Sales for the six months ended June 30, 2000 increased to $318,187, a 5,819% increase over $5,376 in the comparative six months ended June 30, 1999, all of these costs were for artist royalties except for $12,800 for studio operations. This cost of sales ratio to sales should be representative over the coming quarter.

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

BAD DEBT EXPENSE

     Bad debt expense increased to $26,403 for the six months ended June 30, 2000 a 100% increase over the corresponding six months in 1999.

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

LIQUIDITY AND CAPITAL RESOURCES

     As of June 30, 2000 we had cash of $250. Sufficient cash to finance operations for the short term are required. Historically we have financed our operations with short-term convertible debt or through the issuance of equity in the form of our common stock. During the current six months we issued net new debt for cash of approximately $249,848. Significant increases in capital will be required to fund our aggressive business plan and support the manufacturing and distribution requirements of our current artist distribution contracts. While there is no assurance that we will be successful in raising the required capital, all indications through our current financing negotiations suggest that we will receive substantial capital.

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

RECOUPABLE ARTIST ADVANCES

     Our distribution agreements with artists require us to pay certain costs up front for the artist. These costs, depending on the contract, may include promotion, production, manufacturing, advertising, travel, etc. All of these advances are to be received from the sales of the artist recordings before any payment to the artist is made. In some instances the artist is to receive 50% of the net wholesale price we receive, in others only 25% goes to the artist. We have no reason to believe that these recoupable costs will not be received. In the event that the artists' music does not sell successfully to recoup these costs within six months of the release of the recording we will take a charge to earnings for these costs. This account contains four artists at this time with the majority being from Jeru whose latest release on February 22, 2000 has already sold enough for us to recover the majority of our costs when payment for these shipments is received during the third quarter of 2000. The other artist will be slower to recoup but only account for $10,277 of the total. The Company will not advance more than $20,000 in costs for any given artist unless the pre-orders for the artists' next release exceed this amount. At no time will the Company advance costs that exceed the amount recoupable from the pre-orders plus $20,000. This method is in compliance with FASB Statement No. 50 paragraph 10 relating advances against future royalties.

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

                                         OPEN DOOR ONLINE, INC.
                                            (Registrant)


                                         /s/ David N. DeBaene
                                         -------------------------------------
Dated: April 9, 2001                     David N. DeBaene
                                         President and Chief Executive Officer



                                         /s/ Norman Birmingham
                                         -------------------------------------
Dated: April 9, 2001                     Norman Birmingham
                                         Treasurer and Chief Financial Officer