Form 10QSB/A
period 2000-09-30
OPEN DOOR ONLINE INC
filed 2001-04-09
CIK 1098125

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

                                                                            Page
                                                                            ----
PART I. FINANCIAL INFORMATION

     Item 1. Financial Statements

          Balance Sheets as of September 30, 2000 and December 31, 1999       4

          Statements of Operations for the three months ended
          September 30, 2000 and September 30, 1999                           5

          Statements of Cash Flows for the three months ended
          September 30, 2000 and September 30, 1999                           6

          Statements of Operations for the nine months ended
          September 30, 2000 and September 30, 1999                           7

          Statements of Cash Flows for the nine months ended
          September 30, 2000 and September 30, 1999                           8

          Notes to Financial Statements                                       9

     Item 2. Management's Discussion and Analysis of Financial Condition
             and Results of Operations                                       15

PART II. OTHER INFORMATION

     Item 1. Legal Proceedings                                               20

     Item 2. Changes in Securities                                           20

     Item 3. Defaults Upon Senior Securities                                 20

     Item 4. Submissions of Matters to a Vote of Security Holders            20

     Item 5. Other Information                                               20

     Item 6. Exhibits and Reports on Form 8-K                                21

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

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                             OPEN DOOR ONLINE, INC.
                                 BALANCE SHEETS
                                   (UNAUDITED)

                                                                      September 30,      December 31,
                                                                          2000               1999
                                                                      ------------       ------------
                                     ASSETS
Current Assets:
  Cash and cash equivalents                                           $          0       $     34,567
  Accounts receivable, net of allowance $103                               357,811            204,489
  Inventories                                                                8,603
  Recoupable artist advances                                               146,468
  Loans  receivable                                                          5,988             30,750
                                                                      ------------       ------------
        Total current assets                                               518,870            269,806

  Property and equipment, net                                               61,958             98,049
  Web site development, net                                                 69,538             43,556
  Music library                                                         10,255,005         10,255,005
                                                                      ------------       ------------

        TOTAL ASSETS                                                  $ 10,905,371       $ 10,666,416
                                                                      ============       ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Current liabilities:
  Current portion of long-term debt                                   $     75,000       $     75,000
  Accounts payable and accrued expenses                                    499,768            498,837
  Accrued payroll                                                          180,834
  Reserve for discontinued operations                                      500,000            500,000
  Short-term notes payable                                                 240,105            442,200
  Accrued royalties                                                        195,583
  Accrued interest on notes payable                                         19,770              9,000
                                                                      ------------       ------------
        Total current liabilities                                        1,711,060          1,525,037

Long-term debt, net of current portion                                      75,000            150,000
                                                                      ------------       ------------
        Total liabilities                                                1,786,060          1,675,037

Stockholders' equity:
  Common stock, $.0001 par value; authorized, 50,000,000 shares;
   issued and outstanding, 11,291,465 shares and 10,133,185 shares
   at September 30, 2000 and December 31, 1999, respectively                 1,129              1,013
  Additional paid-in capital                                            10,085,151          9,610,372
  Accumulated deficit                                                     (966,969)          (620,006)
                                                                      ------------       ------------
     Total Stockholders' equity                                          9,119,311          8,991,379
                                                                      ------------       ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                            $ 10,905,371       $ 10,666,416
                                                                      ============       ============

              See accompanying notes to these financial statements

                             OPEN DOOR ONLINE, INC.
                            STATEMENTS OF OPERATIONS
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
                                   (UNAUDITED)

                                                           September 30,       September 30,
                                                               2000                1999
                                                           ------------        ------------
Revenues
  Net sales                                                $    (23,364)       $        458
  Cost of sales                                                  (9,123)                700
                                                           ------------        ------------
        Gross profit                                            (14,241)               (242)

Operating Expenses:
  Payroll and payroll taxes                                      92,920              27,500
  Selling Expenses                                                                    1,500
  Consulting Expenses                                            57,636              14,740
  Depreciation and amortization                                   9,578
  Professional fees                                                                  10,012
  Rent                                                            1,950               8,288
  Supplies                                                        7,337                  74
  Telephone                                                       3,042               3,262
  Travel and entertainment                                       14,192               9,394
  Other                                                           8,561              24,217
                                                           ------------        ------------

        Total operating expenses                                195,216              98,987

Operating income (loss)                                        (209,457)            (99,229)
Interest income (expense)                                        (6,332)                 --
                                                           ------------        ------------

NET INCOME (LOSS)                                          $   (215,789)       $    (99,229)
                                                           ============        ============

Net loss per common share                                  $      (0.21)       $      (0.14)
                                                           ============        ============

Weighted average number of common shares outstanding         10,446,347           7,000,000
                                                           ============        ============

              See accompanying notes to these financial statements

                             OPEN DOOR ONLINE, INC.
                            STATEMENTS OF CASH FLOWS
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
                                   (UNAUDITED)

                                                                   September 30,       September 30,
                                                                       2000                1999
                                                                   ------------        ------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income/(loss)                                                   $(215,789)         $ (99,229)
Adjustments to reconcile net income (loss) to net cash
 (used in) operating activities:
  Depreciation and amortization                                         9,578                 --
                                                                    ---------          ---------
Changes in cash flows provided (used in) operating activities        (206,211)         $ (99,229)

Changes in operating assets and liabilities:
  (Increase) decrease in accounts receivable                          112,186
  (Increase) decrease in loans receivable                               3,788
  (Increase) decrease in inventories                                       --                 --
  (Increase) decrease in other assets                                   6,044
  Increase (decrease) in accounts payable                             (56,807)            46,119
  Increase (decrease) in royalties payable                               (364)
  Increase (decrease) in accrued expenses                               4,408             (2,500)
                                                                    ---------          ---------
        Net cash (used in) operating activities                      (136,956)           (55,610)
                                                                    ---------          ---------
CASH FLOWS FROM INVESTING ACTIVITIES
  Acquisition of web site                                             (17,983)            (1,000)

CASH FLOWS FROM FINANCING ACTIVITIES
  Principal advances on notes payable and long-term debt              154,689             33,946
  Principal repayment of short-term debt
  Sale of common stock                                                     --                 --
                                                                    ---------          ---------
        Net cash (used in) provided by financing activities           154,689             33,946
                                                                    ---------          ---------

NET INCREASE (DECREASE) IN CASH                                          (250)           (22,664)

Cash and cash equivalents - beginning of period                           250             22,664
                                                                    ---------          ---------
Cash and cash equivalents - end of period                           $       0          $       0
                                                                    =========          =========

              See accompanying notes to these financial statements

                             OPEN DOOR ONLINE, INC.
                            STATEMENTS OF OPERATIONS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
                                   (UNAUDITED)


                                                           September 30,       September 30,
                                                               2000                1999
                                                           ------------        ------------
Revenues:
  Net sales                                                $    570,125        $      1,601
  Cost of sales                                                 319,364               9,326
                                                           ------------        ------------
        Gross profit                                            250,761              (7,725)

Operating Expenses:
Payroll and payroll taxes                                       289,470              27,500
Selling expenses                                                                     17,360
Bad Debt expense                                                 26,403
Consulting expenses                                              76,348              45,389
Depreciation and amortization                                    28,735
Professional fees                                                65,674              19,512
Rent                                                              9,600              11,788
Supplies                                                          9,327                 726
Telephone                                                         6,549               5,378
Travel and entertainment                                         32,181              28,674
Other                                                            37,330              27,605
                                                           ------------        ------------
        Total operating expenses                                581,617             183,932

Operating income (loss)                                         (82,856)           (191,657)
Interest income (expense)                                       (16,108)             (8,724)
                                                           ------------        ------------

NET INCOME (LOSS)                                          $   (346,964)       $   (200,381)
                                                           ============        ============

Net loss per common share                                  $      (0.03)       $      (0.03)
                                                           ============        ============

Weighted average number of common shares outstanding         10,446,347           7,000,000
                                                           ============        ============

              See accompanying notes to these financial statements

                             OPEN DOOR ONLINE, INC.
                            STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
                                   (UNAUDITED)


                                                                   September 30,       September 30,
                                                                       2000                1999
                                                                   ------------        ------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income/(loss)                                                 $(346,964)          $(200,381)
  Adjustments to reconcile net (loss) to net cash
  (used in) operating activities:
   Depreciation and amortization                                       28,735                  --
                                                                    ---------           ---------
Changes in cash flows provided (used in) operating activities        (318,229)          $(200,381)

Changes in operating assets and liabilities:
  (Increase) decrease in accounts receivable                         (153,322)
  (Increase) decrease in loans receivable                              24,762             (78,531)
  (Increase) in inventories                                            (8,603)            (10,695)
  (Increase) decrease in other assets
  Increase in accounts payable                                            931
  Increase in royalties payable                                       195,583              (3,381)
  Increase (decrease) in accrued expenses                              10,770               8,100
                                                                    ---------           ---------
        Net cash (used in) operating activities                      (248,108)           (284,888)
                                                                    ---------           ---------
CASH FLOWS FROM INVESTING ACTIVITIES
  Acquisition of equipment                                            (18,626)            (26,960)

CASH FLOWS FROM FINANCING ACTIVITIES
  Principal advances on notes payable and long-term debt              305,980             311,815
  Principal repayment of short-term debt                              (73,653)
  Sale of common stock                                                     --                  --
                                                                    ---------           ---------

Net cash (used in) provided by financing activities                   213,701             311,815
                                                                    ---------           ---------

NET INCREASE (DECREASE) IN CASH                                       (34,407)                (33)

Cash and cash equivalents - beginning of period                        34,657                  33
                                                                    ---------           ---------

Cash and cash equivalents - end of period                           $     250           $       0
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

                             Open Door Online, Inc.
                          Notes to Financial Statements
              for the nine months ended September 30, 2000 and 1999


NOTE 8 - 1999 PURCHASE ACCOUNTING (CONTINUED)

Since the appraised value of the music library was in excess of $38 million, the fair market value of the merger was allocated to the music library and resulted in no goodwill being recorded. A summary of assets and liabilities acquired, at established fair market value was as follows:

Purchase Price                               $10,255,005

Transaction Fees Incurred                       (120,000)
Current liabilities assumed                     (688,885)
Long-term liabilities assumed                   (150,000)
                                             -----------
Fair market value of Genesis                 $ 9,296,120
                                             ===========

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

     Expenses of $ 0 were incurred for the quarter ended September 30, 2000 a decrease of 100% over the $1,500 expended in the prior comparative quarter ended September 30, 1999. This decrease is directly relational to the promotional expenses of signed artists that are not recoupable by Open Door Records, Inc.

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

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000 AND SEPTEMBER 30, 1999.

SALES

     Sales consisted primarily of revenues derived from shipments recorded music related to various distribution contracts for CD's by our distribution division, Open Door Records, and from the commercial operations of Open Door Studios. Sales increased 3,551% to $570,125 for the nine months ended at September 30, 2000 from $1,601 in the comparative nine months ended September 30, 1999. The majority of the sales increase was directly attributable to the operations of the distribution contracts, which accounted for $543,000 of the increase, with the remainder from studio operations.

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