Form 10KSB40
period 2000-12-31
OPEN DOOR ONLINE INC
filed 2001-05-23
CIK 1098125

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB
(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

    For the fiscal year ended December 31, 2000

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

    For the transition period from __________ to __________

                           Commission file No. 0-30584


                             OPEN DOOR ONLINE, INC.
             (Exact name of registrant as specified in its charter)

                New Jersey                                       05-0460102
      (State or other jurisdiction of                         (I.R.S. Employer
       incorporation or organization)                        Identification No.)

46 Old Flat River Road Coventry, Rhode Island                      02816
  (Address of principal executive offices)                       (Zip Code)

       Registrant's telephone number, including area code: (401) 397-5987

        Securities registered pursuant to Section 12(b) of the Act: NONE

        Securities registered pursuant to Section 12(g) of the Act: NONE

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Check if there is no disclosure of delinquent filings pursuant to Item 405 of Regulation S-K contained herein, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

     Issuer's revenues for the 12 months ended December 31, 2000: $ 434,200

     The aggregate market value of the voting and non-voting common equity of the registrant held by non-affiliates of the registrant at May 17, 2001 was approximately $351,357 based upon the closing sale price of $0.071 for the Registrant's Common Stock, $.0001 par value, as reported by the National Association of Securities Dealers OTC on May 17, 2001.

     As of May 17, 2001 the registrant had 17,128,364 shares of Common Stock, $.0001 par value, outstanding.

                             OPEN DOOR ONLINE, INC.

                          ANNUAL REPORT ON FORM 10-KSB
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000


                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----
                                     PART I

Item 1.   Business                                                            3
Item 2.   Properties                                                          8
Item 3.   Legal Proceedings                                                   8
Item 4.   Submission of Matters to Vote of Securities Holders                 9

                                     PART II

Item 5.   Market for the Registrant's Common Stock and Related
          Security Holder Matters                                            10
Item 6.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                          12
Item 7.   Financial Statements                                               16
Item 8.   Changes in and Disagreements with Accountants on Accounting
          and Financial Disclosure                                           16

                                    PART III

Item 9.   Directors, Executive Officers, Promoters, and Control Persons;
          Compliance with Section 16(a) of Exchange Act                      17
Item 10.  Executive Compensation                                             18
Item 11.  Security Ownership of Certain Beneficial Owners and Management     19
Item 12.  Certain Relationships and Related Transactions                     21

                                     PART IV

Item 13.  Exhibit List and Reports on Form 8-K                               22

                                     PART I

ITEM 1. BUSINESS

RECENT DEVELOPMENTS

FORM AND YEAR OF ORGANIZATION

     Open Door Online, Inc., formerly known as Genesis Media Group, Inc., was incorporated under the laws of the state of New Jersey on June 20, 1987. We intend to use the Internet in operating a music recording, distribution and publishing business.

ACQUISITION AGREEMENT

     On June 17, 1999, Open Door Records, Inc., a Rhode Island corporation, entered into a Plan of Exchange and Acquisition Agreement, which is described later in this registration statement as the "Acquisition Agreement," with Genesis Media Group, Inc., a New Jersey corporation. This exchange was intended to qualify as a tax-free reorganization pursuant to section 351 of the Internal Revenue Code of 1986, as amended. Pursuant to the Acquisition Agreement, Genesis Media Group declared a 1 for 30 reverse stock split of its existing shares and issued 7,000,000 shares of common stock in exchange for a contribution to Genesis Media Group of 1,000 shares of Open Door Records, which constituted 100% of the issued and outstanding stock of Open Door Records. This transaction caused Open Door Records to become a wholly owned subsidiary of Genesis Media Group. The transaction also caused the former shareholders of Open Door Records to become the controlling shareholders of Genesis Media Group, owning 7,000,000 shares, or 69%, of the total issued and outstanding shares of Genesis Media Group. As a result of this transaction, the shareholders of Open Door Records obtained control of Genesis Media Group's assets, which included office furniture and equipment, leased recording equipment and facilities, and the non-exclusive rights to a music library consisting of various artist titles. Genesis Media Group then changed its name to Open Door Online, Inc. The existing officers and directors of Genesis Media Group resigned, and new directors nominated by the former shareholders of Open Door Online were elected. Prior to the execution of the Acquisition Agreement, Genesis Media Group had operations in the record, movie and advertising business in southern California. Genesis Media Group's common stock was listed on the Over-The-Counter Bulletin Board (OTCBB) market prior to the completion of the Acquisition Agreement. The stock continued to be so listed after the transactions in the Acquisition Agreement were complete. On December 6, 1999 the stock was de-listed and began trading on the Pink Sheets because of the requirement that all listed companies be "fully reporting". In June 2000 the Company was re-listed after its successful completion of the filing of the Form 10SB allowing it to be a "fully reporting" company.

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

GENERAL

     Open Door Online, Inc. is an entity that provides traditional sales of recording of artists under distribution contracts and other prerecorded music and recording operations. Through strategic planning and partnering, the components of each division are structured to grow with the implementation of dynamic divisional plans. The management of each division is aggressive in its approach to marketing, adherence to its well defined goals.

PRINCIPAL PRODUCTS OR SERVICES AND THEIR MARKETS

     Open Door Music. In February of 1999, Open Door Records, Inc. created Open Door Music, an online music CD store. Our online CD store, located on the Internet at www.opendoormusic.com, offered over 250,000 music titles for sale. The site is not currently operational. To assist customers in making music selections, the web site contains product notes, reviews, related articles and sound samples and is open 24 hours a day, seven days a week. It offers its customers convenient and timely product fulfillment, including standard and overnight delivery options. Our web site provides an entertaining and informative resource enabling users to search and sample music and artist information interactively through sound and graphics, including online "sound stations" for each artist. Music posted on our web site in digital form is available for downloading using Real Audio(TM) "plug-ins." Visitors to the web site who are interested in the music they sample may purchase it immediately online.

     On June 1, 1999, we signed an exclusive distribution agreement with the music artist "Jeru." Under the agreement, we are granted the exclusive right to manufacture and distribute the artist's record "Jeru the Damaja Presents the Supa-Human Klik Featuring MizMarvel" and any other records produced during the term of the agreement for a two-year period. In exchange, we are required to pay recoupable advances up to $25,000 for the artist's promotional expenses. After recoupment of all advances, the royalty split on the wholesale purchase price of the CD's is 50% for us and 50% for the artist. The initial term of the agreement is for two years, after which the agreement automatically renews for an additional one-year period unless the artist opts not to renew the agreement by written notice to us prior to expiration of the agreement. Due to the lack of funding the Jeru distribution has ceased as have most other business operations.

     Open Door Studios. As part of the Open Door Records division, we opened our own digital recording studio to be utilized for both our own in-house recording projects and outside commercial recording projects. The studio is currently dismantled while we attempt to relocate.

DISTRIBUTION METHODS AND SOURCES OF SUPPLY:

     We have designed an ordering system we believe is easy-to-use and simple to understand. At any time during a visit to our web site, a customer can click on the "order now" button to place an item in his or her personal shopping cart. The customer can continue to shop the website, adding chosen items. When the customer is ready to submit an order, he or she simply returns to the order page and chooses a shipping method. We offer shipping services by the U.S. Mail,

2-Day Federal Express or Federal Express Overnight. Hopefully, the site can be utilized in the near term with a strategic partner or in conjunction with the distribution of our music library.

     Open Door Records uses traditional retail music stores, and intends to use online Internet music stores to distribute the record label's music productions.

     On August 26, 1998, we entered into an agreement to use Sound Delivery, a division of Valley Media, Inc., to fill all online orders of CDs, cassettes and other related products. This agreement had a two- year term and was renewed for another year to expire in August 2001. At that time, we intend to renegotiate a new agreement prior to the expiration of the agreement's current term.

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

     The US record industry grew to $12.6 billion dollars as stated in the 1999 inter year report published by RIAA. The advent of Internet sites, attributed to what were previously mail order houses and record clubs is providing the majority of competition along with the newcomers CDNOW.com and Amazon.com. The mail order sites comprised 14.3% of the total market while the Internet provided 0.3% in 1997. The interim 1999 report shows that Internet music sales had increased to a 15.8% market share.

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

     In addition, several telecommunications carriers are seeking to have telecommunications over the Internet regulated by the Federal Communications Commission (the "FCC") in the same manner as other telecommunications services. For example, America's Carriers Telecommunications Association has recently filed a petition with the FCC for this purpose. The growing popularity and use of the Internet has burdened the existing telecommunications infrastructure, and many areas with high Internet use have begun to experience interruptions in phone service, local telephone carriers, such as Pacific Bell, have petitioned the FCC to regulate Internet service providers and online service providers in a manner similar to long distance telephone carriers and to impose access fees on such providers. If either of these petitions are granted, or if the relief sought therein is otherwise granted, the costs of communicating on the Internet could increase substantially, potentially slowing the growth in use of the Internet. Hearings have been in the U.S. Senate during 2001 that included recording industry executives, artists, distributors, internet providers and recording watchdog agencies that may result in a clarification of the market, its operations over the internet and the payment of fee's for downloading material, methods of compiling royalties due and how to control internet piracy.

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

EMPLOYEES

     We currently have one (1) full time and one (1) part time employee. These employees have entered into employment agreements with certain terms of service.

     Resignation of employees have depleted the staff in early 2001 making sales and marketing difficult and the operation of the recording studio impossible at that particular location.

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

     On March 1, 2000, we entered into three-year employment agreements with Mr. Birmingham and Ms. Barbone. Under the agreements, each is entitled to receive a base annual salary of $75,000 during the period of March 31, 2000 to December 31, 2000. The salary will be increased annually, effective January 1st of each year, except in year one, by an amount of 13% or higher as determined by the Board of Directors. In addition to the base salary amounts, each will receive incentive bonuses ranging from 1-3% of our after-tax profits, standard benefits such as health and life insurance, disability insurance and reimbursement of reasonable business expenses.

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

     Ms. Barbone and Mr. Carley resigned in January 2001.

     Competition for qualified personnel in certain areas of our industry is intense, particularly among software development and other technical staff. We believe that our future success will depend in part on our continued ability to attract, hire and retain qualified personnel.

CERTAIN KEY CONSULTANTS

     Bridgewater Management Group Inc. has been instrumental in the creation and implementation of the Internet activities of Open Door Online Inc. The services Bridgewater Management Group has provided for Open Door Online include coordination of Internet activities, research and development of current and future Internet ventures, identifying potential acquisition candidates, and general corporate strategic guidance. For each of the services performed, Bridgewater Management Group has acted in the capacity of a consultant. Bridgewater Management Group has rendered no services since June 2000.

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

We also rent 800 sq ft of space @ 40 Wilson, West Warwick, RI for pre production and mixing of artist under contract or from third parties who pay for studio rental. This space rents for $500 per month on a month to month arrangement. The agreement terminated in February 2001

Our New York/New Jersey Metro office is located at 206 Bryan's Rd, Hampton, NJ where 530 sq ft. are rented on a monthly arrangement for $600 per month. This facility comprises office space and fulfillment of certain small quantity CD orders. This arrangement terminated January 10, 2001

* Equipment. Open Door Online currently owns approximately $146,000 of equipment and leasehold improvements that are used in conjunction with its recording and production studio. The remaining leasehold improvements will be written off in the first quarter of fiscal 2001.

* Music Library. Open Door Online has a music library consisting of original and digitally mastered music media from numerous artists from the 1940's through the 1990's. Open Door Online owns certain of the master recordings in the Library, and has nonexclusive license rights to the rest of the recordings. Open Door Online is currently in the process of purchasing those master recordings to which it currently has only the nonexclusive license rights. This library can be used to produce original singles and albums by the various artists, used to score motion picture productions, television productions and specialty productions. Open Door Online intends to utilize this product through traditional CD production and sales and MP3 digital sales over the Internet. Pursuant to industry standards, Open Door Online is obligated to pay artists royalties on units sold. Open Door Online has valued this library at the lower of the appraised value or the present value of the estimated cash flow from the sale and utilization of these assets over the next seven years, after consideration of production and distribution costs. We are actively seeking strategic partners to utilize and distribute compilations of these recordings.

ITEM 3. LEGAL PROCEEDINGS

     We are currently a party to suits that were either known to have been or threatened to be filed against Genesis Media Group, Inc. prior to the time of the acquisition and were not disclosed to the current management and some that were defended but for which judgments were received. However a charge of $500,000 was taken in fiscal 1999 to establish a reserve for known debts and contingencies of prior management. These judgments, when paid, will be applied to the reserve with no further charge to the Company until the reserve is depleted.

     To date eight suits filed after the merger of Open Door Records and Genesis Media Group, Inc. have been awarded judgments or have been settled in an aggregate amount of approximately $202,000 plus fee's, costs and interest.

     There are eight additional suits either filed or threatened resulting from the prior operations of Genesis Media Group, Inc. These suits may cause the reserve to be inadequate. No additional charge has been taken as none of the suits expected to reach the judgment stage in fiscal 2001 in the aggregate will cause the reserve to be exceeded.

     Management will be required to take action against the former officers, directors and counsel that issued opinions that no litigation was known or threatened prior to June 1, 1999 to recover the damages for the cost of defense and the judgments and associated costs. In the event that such recovery becomes a reality the Company expects that no additional charges will be needed to add to the reserve. Of course legal fee's to cause the recovery are likely.

     Open Door Online, Inc. has five suits that have either reached a judgment phase or pending in courts. All suits have arisen in the normal course of operations and are direct result of the lack of cash flow available to pay operational debts or repay loans previously made to the Company. The case involving the loan requires a $2,500 payment on May 1, 2001 and $1,400 per month plus interest @12% until paid in full. The additional suits have a total face value of $11,590 plus fee's and costs. All amounts for these suits have been previously expensed as they occurred except for the fees, costs and interest, as they are unknown at this reporting.

     Various artists and individuals threaten additional lawsuits over accrued royalties, failure of distribution agreements and other contractual obligations. All known amounts for these have been accrued. The Company believes it has adequately provided for all such costs, net of recoverable amounts from third parties.

     Prior officers and directors have threatened suit against the Company to recover unpaid payroll and expenses and to reinstate notes previously payable for which stock had been paid in settlement of such amounts. A suit of similar nature was filed in New Jersey and dismissed for lack of jurisdiction. This suit did not include the Company as a defendant. The known expenses and payroll plus estimates of additional expenses have been accrued. No additional liabilities have been added to the accounting records as none of the disputed shares received for the payment of notes have been returned nor would they be accepted. The Company will vigorously defend any action that may be filed. The Board of Directors has given the President the authority to file an action against these parties to recover the damages caused by their actions and breach of fiduciary responsibility.

     In February 2001 the Company filed an action against Thomas R. Carley seeking to enjoin him from selling 175,000 free-trading shares which he had not paid for. The action was amended in May 2001 alleging breach of fiduciary duties and other matters and added a defendant Camille Barbone.

     On May 21, 2001 Mr. Carley and Ms. Barbone filed a motion in Bergen County, New Jersey requesting the court to allow them to file an amended complaint and include the Company as a defendant in an action that had previously been dismissed with prejudice because of a lack of jurisdiction and in which they claimed to be acting on behalf of the Company and its shareholders as a class.

ITEM 4. SUBMISSION OF MATTERS

     None.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

1. MARKET INFORMATION

     The following table sets forth high and low bid and asked prices derived from the National Association of Securities Dealers Over the Counter Bulletin Board Quotation System or for the periods of the June 2000 and prior months in fiscal year 1999 the OTC Pink Sheets.

                                            Bid Prices           Ask Prices
                                          ---------------      ---------------
                                           High     Low         High     Low
                                          ------   ------      ------   ------
Predecessor: Genesis Media Group, Inc.

1999
January 1 - January 31                     .15       .09        .26       .12
February 1 - February 28                   .22       1/8        .30       1/8
March 1 - March 31                         .20       1/8        .26       1/8
April 1 - April 30                         .23       .08        .37       .13
May 1 - May 31                             .21       .16        .30       .17
June 1 - June 30                           .17       .10        .18       .11
July 1 - July 31                           .13       .08        3/16      .12

Open Door Online, Inc.

1999 1 for 30 reverse split
August 1 - August 31                       3.60      1-9/16     3.90      2.00
September 1 - September 30                 4-1/8     1-9/16     4-3/4     1-7/8
October 1 - October 31                     3-3/16    1-1/8      3-7/8     1-5/8
November 1 - November 30                   1-7/8     .15        2-5/8     .42
December 1 - December 31                   .59       .3125      .75       .32

Open Door Online, Inc.

2000
January 1 - January 31                     .60       .3125      .625      .51
February 1 - February 29                   .50       .3125      .625      .32
March 1 - March 31                         .70       .32        .75       .32
April 1 - April 30                         .73       .45        .73       .56
May 1 - May 31                             .48       .40        .50       .43
June 1 - June 30                           .92       .45        1.01      .51
July 1 - July 31                           1.46      .77        1.62      .80
August 1 - August 31                       .9375     .5625      1.15      .625
September 1 - September 30                 .625      .38        .8125     .40
October 1 - October 31                     .44       .33        .68       .33
November 1 - November 30                   .8125     .27        1.0625    .32
December 1 - December 31                   .49       .30        .4375     .30

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

     As of May 17, 2001, except for 2,229,511 free trading shares, all other shares issued by Open Door Online are "restricted securities" within the meaning of Rule 144 under the Securities Act of 1933. Ordinarily, under Rule 144, a person holding restricted securities for a period of one year may, every three months, sell in ordinary brokerage transactions or in transactions directly with a market maker an amount equal to the greater of one percent of Open Door Online's then-outstanding Common Stock or the average weekly trading volume during the four calendar weeks prior to such sale. Future sales of such shares could have an adverse effect on the market price of the Common Stock.

     (b) HOLDERS

     As of May 17, 2001, there were approximately 266 registered holders of free-trading shares and 94 holders of Open Door Online's restricted Common Stock, as reported by Open Door Online's transfer agent. Some holders own both free trading and restricted shares and would be included in both classifications above.

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

     (d) REPORTS TO SECURITY HOLDERS

     Prior to filing the Form 10-SB, we were not required to deliver annual reports. On January 4, 2000, however, we became a reporting company, subject to the reporting requirements set forth under the 1934 Securities Exchange Act. We anticipate filing Forms 10-KSB, 10-QSB, 8-K and Schedules 13D along with appropriate proxy materials as they come due. In addition, Paragraph 16(a) of the Securities Exchange Act requires our executive officers and directors, and persons who own 10% or more of a registered class of our equity securities to file reports of ownership and changes in ownership with the Securities and Exchange Commission if we and our equity securities meet certain requirements.

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

     David N. DeBaene failure to file Form 4 for the month of September 2000 and February 2001

     Thomas Carley failure to file Form 4 for the month of September 2000 and all months thereafter that he may have been required to file.

     DJS Investors failure to Form 4 for the month of July 2000

     Camille Barbone failure to file Form 3 for the month of August 2000

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

2. RECENT SALES OF UNREGISTERED SECURITIES

     In February 2001, Open Door Online, Inc. issued 3,333,333 restricted common shares to David N. DeBaene and 1,666,666 to Corporate Architects, Inc. for the conversion of debt. Additionally, 200,000 restricted common shares were issued to Steev Panneton for the acquisition of certain board games that he had developed. Mr. Randolph Beimel received 34,400 shares in conversion of $8,600. These shares were issued with reliance on an exemption from registration requirements provided in Section 4(2) of the Securities Act of 1933.

     On October 27, 2000 560,000 restricted common shares were issued via Thomas
R. Carley for Web Magic Design and National Financial Services for services to be rendered. These shares were issued with reliance on an exemption from registration requirements provided in Section 4(2) of the Securities Act of 1933.

     On October 20, 2000 42,400 free-trading common shares were issued to Norman
J. Birmingham for unpaid salary. These shares in conjunction with the effectiveness of registration statement filed on Form S-8.

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

     In conjunction with the Acquisition Agreement, we granted Mr. DeBaene the right to convert up to 100% of the debt owed to him by us, plus accrued interest, into our Common Stock. On March 7, 2000, he converted $474,895 of debt into 1,158,280 shares at a conversion price equal to the average bid price over the prior 20-day period preceding the conversion. The shares were issued on July 25, 2000 and distributed to holders of debt for which Mr. DeBaene represented his personal liability between receipt and November 30, 2000.

     On August 9, 1999, we issued 116,667 shares of our common stock to three investors at a price of $1.20 per share pursuant to an offering under Regulation D, Rule 504.

     On September 17, 1999, we issued 557,333 shares of our common stock to three investors at a price of $.075 per share pursuant to an offering under Regulation D, Rule 504.

     For all of the above referenced offerings in 1999, we are relying on information provided to us such as the number of investors solicited, the information provided to and received from investors, and the representations made to us by counsel and/or the issuers' management, that such offerings were in compliance with federal and state securities laws.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The "Management's Discussion and Analysis of Financial Condition and Results of Operations" included herein should be read in conjunction with the financial statements for the years ended December 31, 2000 and for the year ended December 31, 1999, respectively, and the related notes to each statement appearing elsewhere in this Form 10-KSB. In addition to historical information, the following discussion and other parts of this Form 10-KSB contain forward-looking information that involves risks and uncertainties. Actual results could differ materially from those anticipated by this forward-looking information due to factors discussed in other sections of this Form 10-KSB.

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

STOCK BASED COMPENSATION

     We have adopted the provisions of SFAS 123, Accounting of Stock-Based Compensation, in accounting for stock-based transactions of non-employees and, accordingly, record compensation expense in the statements of operations for such transactions. We continue to apply the provisions of APB 25 for transactions with employees, as permitted by SFAS 123.

HISTORICAL

     Our historical financial data presented below has been derived from the financial statements of Open Door Online and its predecessors, including the notes thereto, appearing elsewhere herein.

     The financial data includes the results of operations of Open Door Online, Inc. for December 31, 2000 and 1999.

                                               December 31,        December 31,
                                                   2000                1999
                                               ------------        ------------
Summary of Operations
Net Revenues                                   $    434,200        $     46,164

Cost of Sales                                       299,731               1,560
Gross Profit                                        134,469              44,604
Operating Expenses                                  931,745             584,286
Net Profit (Loss)                                  (877,695)           (606,058)

Summary Balance Sheet Data
Total Assets                                   $ 10,600,096        $ 10,666,416
Total Liabilities                                 1,784,614           1,675,037
Shareholder's Equity                              8,815,482           8,991,379

2000

     Open Door Online, Inc. proceeded with its operational plan until the end of August when it became evident that cash flow would not be available to continue the types of operations envisioned. The viability of Internet sales and the cost maintaining the site became a deterrent as financing was unsuccessfully sought. Strategic alliances were sought and again stymied by the lack of available cash to participate in these opportunities. Studio operations continued with the facilities being consistently utilized but with limited revenue ever received from the hours spent by staff.

     In October discussions began about finding a merger partner or to sell the Company. Various negotiations took place and a letter of intent and an agreement were signed in October and November 2000, respectively. The acquisition, properly classified as a reverse merger was subsequently rescinded and the search renewed again in January 2001. To date no merger or acquisition is imminent. The President of the Company is negotiating a strategic alliance to market the music library utilizing certain advertising media and distribution agreements. The licensing and royalty rights are currently being researched and releases sought for the production and distribution of compilations on approximately 70% of the music library.

     The studio equipment is expected to relocated to a more commercially viable space or leased to a third party during the second quarter of fiscal 2001.

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

     Second, we devoted substantial resources to completion of our web based business sites and related programs, processing applications and marketing plans. Portions of the Internet structure were up and operating by December 1999. However, we continue to add more services and products as quickly as possible to capture a significant market share of the home entertainment and music distribution markets while implementing our Internet sales presence.

     Third, we devoted our time and resources to raising liquidity, assembling a management team and developing strategic alliances with artists, managers and promoters. During this period we raised approximately $393,000 of new equity/liquidity.

RESULTS OF OPERATIONS

SALES

     From inception to December 31, 2000, revenues have primarily consisted of the sale of CD's from our distribution division, Open Door Records, and from the commercial operations of Open Door Studios. Minimal other income was derived from sales of merchandise at locally sponsored concerts in 1999. Sales increased 801% to $434,200 at December 31, 2000 from $48,164 the period ended December 31, 1999. The majority of the sales increase was directly attributable to the sales of our first artist release Jeru the Damaja which has sold $401,602. Revenues from the studio were reduced to approximately $23,000 down $7,600 from fiscal 1999's revenue of $30,600.

COST OF SALES

     Cost of Sales, primarily represent CD and fulfillment operations and artist record promotions and royalties plus studio engineering cost. Future costs may include Internet site maintenance and programming, connectivity charges and supplies. The Cost of Sales for the year ended December 31, 2000 rose to $299,731, a 2,787% increase over the $10,381 from the year ending December 31, 1999.

     Cost of Sales for the year ended December 31, 2000 for Open Door Online, Inc. was approximately 69% of gross revenue. As sales volume increases, the cost of sales, as a percentage of sales, should decrease since fixed costs are spread over a greater base.

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

     Expenses of $27,806 were incurred for the year ended December 31, 2000 an increase of 38.3% over the $20,099 expended in the prior year ended December 31, 1999. This increase is directly relational to the promotional expenses of newly signed artist that are not recoupable.

CONSULTING EXPENSES

     Consulting expenses for web site maintenance and hosting after the completion of the initial development process was completed and consultants surrounding the implementation of artist signing and promotions added $69,259 to the expenses for the year ended December 31, 2000 compared with $71,371, decrease of 3% from the year ended December 31, 1999.

GENERAL AND ADMINISTRATIVE

     General and administrative expense consists primarily of salaries, legal and other administrative costs, fees for outside consultants and other overhead. General and administrative expense was approximately 184% of net revenue for the year ended December 31, 2000 compared to 1,048% of net revenue for the year ended December 31, 1999. It is anticipated that overall general and administrative expense will decrease as a percentage of revenue as revenue increases. These expenses were reduced substantially in the fourth quarter of fiscal 2000 and will decrease further with the reduction of payroll, public company related costs, reduced rents and professional fees.

DEPRECIATION EXPENSE

     Depreciation and amortization expenses declined to $38,313 from $38,915 in the years ended December 31, 2000 and December 31, 1999, respectively. The decrease is attributed to the reduction of depreciation on certain items that are fully depreciated.

INTEREST EXPENSE

     Net interest expense for the year ended December 31, 2000 was $80,431. Comparable interest costs for the year ended 1999 were $66,376. This increase was caused by additional the interest on previous years borrowing that has subsequently been paid.

LIQUIDITY AND CAPITAL RESOURCES

     As of December 31, 2000 we had approximately ($2,765) in cash deficit. The deficit was due to checks paid by our bank on over drafted funds. Historically we have financed our operations with short-term convertible debt or through the issuance of equity in the form of our common stock. During the year ended December 31, 2000 we borrowed $248,331. During the period June 30, 1999 and December 31, 1999 we raised $393,000 through issuance of 674,000 common shares. New capitalization will be required in the event a merger, sale or acquisition of a subsidiary with cash reserves is completed. There is no assurance that we will be successful in raising the required capital or completing any other transaction.

FUTURE PLAN OF OPERATION

     The post acquisition company, Open Door Online, has discontinued the production operations of the predecessor and focused on branding itself as a virtual "open door" bridging together artists and consumers from around the world and ultimately maintaining a loyal and appreciative entertainment community. Our objective is to create revenue from strategic alliances capable of promoting and distributing compilations from our music library. We intend a merger or acquisition to provide a solid base for the future. The operations have been pared to the bare minimum with the President being the only full time employee and a part-time Chief financial Officer that will need to be replaced after the filing of our first quarter 2001 Form 10-QSB. The resignation of the Chief Financial Officer will be effective immediately upon the acceptance of such filing.

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

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

     As of May 17, 2001, our directors and executive officers, their ages, positions, the dates of their initial election or appointment as director or executive officer, and the expiration of the terms as directors are as follows:

             Name             Age                 Position
             ----             ---                 --------
     David N. DeBaene         42     President, Chief Executive Officer
                                     and Director

     Edmond L. Lonergan       54     Director

     Norman J. Birmingham     46     Treasurer, Chief Financial Officer
                                     and Director

     Steev Panneton           42     Secretary and Director

BUSINESS EXPERIENCE

     Mr. David DeBaene, one of the founders of Open Door Online, serves as its President and CEO. In June 1991, David DeBaene founded JD American Workwear, Inc., a publicly traded manufacturer and distributor of safety work wear, and currently serves as Chairman of the Board and Chief Executive Officer through December 15, 2000 and remained as director until May 2001. Mr. DeBaene created four styles of industrial safety work pants, which are secured by individual patents. These products are distributed worldwide. Entrepreneur Magazine has recognized Mr. DeBaene as one of its featured "outstanding entrepreneurs." Mr. DeBaene is also a musician and played professionally for 10 years. Mr. DeBaene began serving as a director of Open Door Records, Inc. in June 1997 and has been one of our directors since June 17, 1999.

     Edmond L. Lonergan, over the last five years, has been involved in business consulting and the insurance field. From February 1994 to July 1996, Mr. Lonergan was President of an Insurance Company called Insurance Providers of America. He was self-employed from July 1996 to May 1998, as a business consultant. Mr. Lonergan has owned and operated Corporate Architects, Inc., a merger and acquisition consulting business specializing in reverse mergers of private companies into inactive public companies, since May 1998. Mr. Lonergan originally became a director June 17, 1999, he resigned in June 2000 and was elected at the annual shareholder's meeting in March 2001.

     Norman J. Birmingham has served as President of Patina Corp., a holding company for construction demolition and asbestos abatement companies and other operations, since April of 1999 and subsequently after a merger with American Commerce Solutions, Inc. (OTCBB:AACS) f/k/a JD American Workwear, Inc. a director, treasurer and Chief Financial Officer since January 2000. From September 1998 to January 1999, Mr. Birmingham served as Chief Financial Officer of Mediforce, Inc., a medical products company. Mr. Birmingham was Chief Financial Officer for General Environmental Technologies, Inc., a holding company for three demolition companies, from January 1998 to September 1998. From November 1995 to August 1997, he served as President and Chief Financial Officer for Westmark Group Holdings, Inc., a holding company for wholesale mortgage companies. In addition, he served as President of Heart Labs of America, Inc. from November 1995 to June 1996. Mr. Birmingham was President of Budget Services and provided accounting, tax and financial planning services from September 1986 to July 1997. Mr. Birmingham became an officer of Open Door Online in February 2000 and a director in June 2000.

     Mr. Steev Panneton has served as Vice President of Manufacturing and New Product Development for JD American Workwear, Inc. since June 1991. He has also worked as a freelance commercial artist and illustrator for the past 10 years and is a graduate of the College of Rhode Island. Mr. Panneton has developed several new products, including a patented game called Vegas Run. He currently has several other patents pending. He was elected a director of Open Door Records, Inc. in June 1997 and has served as one of our directors since June 17, 1999.

     Our directors are elected at the annual meeting of stockholders and hold office until their successors are elected and qualified. Our officers are appointed by the Board of Directors and serve at the pleasure of the Board and subject to employment agreements, if any, approved and ratified by the Board.

ITEM 10. EXECUTIVE COMPENSATION

     No compensation or directors fees have been paid to any executive officers or directors of Open Door Online or Open Door Records, Inc. from November 1997, the date of Open Door Records' inception, to the date hereof. On November 15, 1999, we entered into three-year employment agreements with Mr. DeBaene. Under the agreements, each is entitled to receive a base annual salary of $95,000 during the period of November 15, 1999 to December 31, 2000. The salary will be increased annually, effective January 1st of each year, except in year one, by an amount of 13% or higher as determined by the Board of Directors. In addition to the base salary amounts, each of Mr. DeBaene and Carley will receive incentive bonuses ranging from 1-3% of our after-tax profits, standard benefits such as health and life insurance, disability payments and reimbursement of reasonable business expenses.

     In addition, on March 1, 2000, we entered into three-year employment agreements with Mr. Birmingham. Under the agreement he is entitled to receive a base annual salary of $75,000 during the period of March 31, 2000 to December 31, 2000. The salary will be increased annually, effective January 1st of each year, except in year one, by an amount of 13% or higher as determined by the Board of Directors. In addition to the base salary amounts, each will receive incentive bonuses ranging from 1-3% of our after-tax profits, standard benefits such as health and life insurance, disability payments and reimbursement of reasonable business expenses. Mr. Birmingham has informed the Board of Directors that he will terminate this agreement immediately following the acceptance of the filing of this Form 10-KSB and the Form 10QSB for the period ending March 31, 2001.

     Compensation paid to the officers and directors of Genesis Media Group, Inc., Hollywood Showcase Television Network, Inc., Open Door Records, Inc., and Open Door Online, Inc. during 1998, 1999, or 2000 were as follows:

                           SUMMARY COMPENSATION TABLE

                                                                              Long Term Compensation
                                                                         ----------------------------
                                           Annual Compensation                      Awards              Payouts
                                  -------------------------------------  ----------------------------  ----------
           Name and                                         Other        Restricted     Securities                      All
          Principal                                         Annual          Stock       Underlying       LTIP          Other
           Position    Year       Salary($)  Bonus ($)  Compensation($)  Award(s)($)  Options/SARs(#)  Payouts($)  Compensation($)
           --------    ----       ---------  ---------  ---------------  -----------  ---------------  ----------  ---------------
CEO        Don R.      1998       $ 66,500     $   0        $   0        $     0         $   0           $   0         $   0
           Logan       6 months
                       1999       $     0      $   0        $   0        $576,000        $   0           $   0         $   0

Secretary  Barrie      1998       $ 30,826     $   0        $   0        $     0         $   0           $   0         $   0
           Logan       6 months
                       1999       $     0      $   0        $   0        $     0         $   0           $   0         $   0

Treasurer  Carl        1998       $ 31,250     $   0        $   0        $     0         $   0           $   0         $   0
           Conte       6 months
                       1999       $ 20,000     $   0        $   0        $     0         $   0           $   0         $   0

CEO        David       1998       $     0      $   0        $   0        $     0         $   0           $   0         $   0
           DeBaene     1999       $ 10,962     $   0        $   0        $     0         $   0           $   0         $   0
                       2000       $ 24,574     $   0        $   0        $     0         $   0           $   0         $   0

CFO        Norman J.   2000       $ 24,543     $   0        $   0        $     0         $   0           $   0         $   0
           Birmingham

DEFERRED SALARY

     Mr. DeBaene has deferred his respective 1999 salary of $84,038 until required capitalization is in place. The salaries of current active officers have been accrued. $13,581 of Mr. Birmingham's salary was received in the form of 42,400 common shares.

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

     NONE

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

                 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

                                                       Shares         Percent of
Title of Class      Name/Address of Owner        Beneficially Owned      Class
--------------      ---------------------        ------------------      -----

   Common         DJS Investors (iv)                  1,905,000          10.56%
                  275 Crescent Street
                  West Bridgewater, MA 02379

   Common         Thomas R. Carley                    1,319,700           7.32%
                  46 Old Flat River Road
                  Coventry, Rhode Island

                                                       Shares         Percent of
Title of Class      Name/Address of Owner        Beneficially Owned      Class
--------------      ---------------------        ------------------      -----

   Common         David N. DeBaene(D)                 5,139,100          28.51%
                  46 Old Flat River Road
                  Coventry, Rhode Island

   Common         Camille M. Barbone                  1,001,000           5.55%
                  206 Bryan's Ferry Rd.
                  Hampton, NJ 08827

   Common         Norman J. Birmingham(v)(D)            932,400           5.17%
                  46 Old Flat River Rd.
                  Coventry, RI 02813

   Common         Steev Panneton(D)                     200,000           1.11%
                  46 Old Flat River Rd.
                  Coventry, RI 02813

   Common         Edmond L. Lonergan(D)               1,981,666          10.99%
                  46 Old Flat River Rd.
                  Coventry, RI 02813

   Common         All Officers and Directors         12,478,866          69.22%
                  over 5% per Individual

   Common         All Officers and Directors          8,253,166          45.78%

Notes: (1)  Includes only officers and directors subsequent to the June 30, 1999 merger.

       (D)  Officer and/or Director of the Company

       (i) All Percentages are calculated based upon 18,028,364 shares outstanding as of the date of the filing of this Form 10-KSB, which included 900,000 warrants.

      (ii) As of May 17, 2001, we had 2,229,511 free trading shares outstanding and 14,898,853 restricted shares outstanding for a total of 17,128,364 shares.

      (iii) All common shares are entitled to 1 vote per share. There are no other shares with voting rights.

      (iv) Donna Petronelli owns 100% of the shares of DJS Investors, and therefore is the beneficial owner of these shares. Her address is 275 Crescent Street, Bridgewater, MA 02379.

      (v) Norman J. Birmingham owns 32,400 common shares of stock and was granted 800,000 warrants during fiscal 2000 at an exercise price of $.36. This amount was increased to 900,000 warrants in February 2001. Mr. Birmingham refused to accept the shares issued or a reduction in the warrant exercise price.

      (vi) Edmond L. Lonergan is the beneficial owner of Corporate Architects, Inc., which holds 1,981,666 common shares.

                        SECURITY OWNERSHIP OF MANAGEMENT

                                                       Shares         Percent of
Title of Class      Name/Address of Owner        Beneficially Owned      Class
--------------      ---------------------        ------------------      -----

   Common           David N. DeBaene                  5,139,100          28.51%

   Common           Edmond L. Lonergan                1,981,666          10.99%

   Common           Norman J. Birmingham                932,400           5.17%

   Common           Steev Panneton                      200,000           1.11%

     (1) All percentages are calculated based upon 18,028,364 shares of common stock of Open Door Online issued and outstanding as of the date of filing this Form 10-KSB.

CHANGES IN CONTROL

     There are no known or contemplated arrangements, which may result in a change of control.

ESCROW OF SHARES

     We currently have held through our Escrow Agent, Mr. Thomas Connors, Esq. 100,000 restricted common shares of the stock belonging Don R. Logan pursuant to the fulfillment or completion of certain provisions of the Acquisition Agreement dated June 17, 1999 between Genesis Media Group, Inc. and Open Door Records, Inc.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Mr. DeBaene has been a lender or guarantor of funds to Open Door Online. As of December 31, 2000 and 1999, the outstanding balances due him to lenders for which he has guaranteed amounts are $113,000 and $498,622, including interest expense of $4,237 and $8,224, respectively. Interest rates range from 12% to 20% per annum. On March 7, 2000, Mr. DeBaene converted $474,895 of this debt into 1,158,280 shares based on the average bid price of our Common Stock over the twenty-day period preceding the conversion. He has elected not to convert any of the guaranteed debt outstanding incurred prior to the initial filing of this registration statement. Mr. DeBaene converted $100,000 of his debt in February 2001 for which the Company issued 3,333,333. At no time has Mr. DeBaene received any consideration, directly or indirectly, for the amounts he has guaranteed.

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

   10.9*       Agreement between LiveOnTheNet.com and Open Door Music, Inc.

   10.10* Exclusive Distribution Agreement between KnowSavage Productions, Inc. and Open Door Music Distribution

   10.11*      Bowvau Distribution Agreement

   11          Computation of Net Income Per Common Share

   F-1         Auditors Opinion and Financial Statements

----------
* Previously filed as exhibits to Form 10-SB/A

                                   SIGNATURES

     In accordance with the section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATED: May 21, 2001                     OPEN DOOR ONLINE, INC.

                                        By: /s/ David N. DeBaene
                                            ------------------------------------
                                            David N. DeBaene
                                            CEO, President and Director

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


       SIGNATURE                            TITLE                       DATE
       ---------                            -----                       ----

/s/  Edmond L. Lonergan             Director                        May 21, 2001
----------------------------
Edmond L. Lonergan


/s/  Norman J. Birmingham           Treasurer, Director and         May 21, 2001
----------------------------        Chief Financial Officer
Norman J. Birmingham


/s/  Steev Panneton                 Secretary                       May 21, 2001
----------------------------
Steev Panneton

                             OPEN DOOR ONLINE, INC.

                              FINANCIAL STATEMENTS


                          INDEX TO FINANCIAL STATEMENTS

                                                                            Page
                                                                            ----

Report of Independent Accountants                                           F-2

Balance Sheets - December 31, 2000 and 1999                                 F-3

Statements of Operations for the two years ended December 31, 2000          F-4

Statements of Stockholders' Equity for the two years ended
December 31, 2000                                                           F-5

Statements of Cash Flows for the two years ended December 31, 2000          F-6

Notes to Financial Statements for the two years ended December 31, 2000     F-7

                        Report of Independent Accountants


To The Board of Directors
Open Door Online, Inc.
Providence, Rhode Island

We have audited the accompanying balance sheets of Open Door Online, Inc. (formerly Genesis Media Group, Inc.) as of December 31, 2000 and 1999, and the related statements of operations, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all materials respects, the financial position of Open Door Online, Inc. as of December 31, 2000 and 1999 and the results of operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losing from operations and has depleted working capital that raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to thee matters are also described in Note 1. The financial statements do not include any adjustment that might result from the outcome of this uncertainty.


                                /s/ Marshall & Weber, CPA's, P.L.C.

Scottsdale, Arizona
May 21, 2001

                             Open Door Online, Inc.
                                 Balance Sheets
                           December 31, 2000 and 1999

                                                                              December 31,
                                                                  ---------------------------------
                                                                      2000                 1999
                                                                  ------------         ------------
                                     ASSETS
Current Assets
  Cash and cash equivalents                                       $         --         $     34,567
  Accounts receivable - trade                                          107,603              204,489
  Loans receivable - trade                                             105,894               30,750
  Inventory                                                              8,603
                                                                  ------------         ------------
          Current Assets                                               222,100              269,806

Property and equipment, net of accumulated
    depreciation (Note 4)                                              122,991              141,605
Master music library (Notes 1 and 3)                                10,255,005           10,255,005
                                                                  ------------         ------------
                                                                  $ 10,600,096         $ 10,666,416
                                                                  ============         ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
  Accounts payable                                                $    417,134         $    393,952
  Payroll taxes and accrued expenses                                   230,769              113,885
  Reserve for discontinued operations (Note 2)                         500,000              500,000
  Notes payable                                                        411,711              442,200
  Current portion of long term debt                                    150,000               75,000
                                                                  ------------         ------------
          Current liabilities                                        1,709,614            1,525,037
Long term debt                                                          75,000              150,000
                                                                  ------------         ------------
          Total liabilities                                          1,784,614            1,675,037

Stockholders' Equity
  Common Stock, $0.001 par value, 50,000,000 shares
   authorized, 11,893,965 and 10,133,235 issued and
   outstanding, respectively (Note 7)                                    1,189                1,013
  Additional paid in capital                                        10,311,994            9,610,372
  Accumulated deficit                                               (1,497,701)            (620,006)
                                                                  ------------         ------------
          Total Stockholders' Equity                                 8,815,482            8,991,379
                                                                  ------------         ------------

                                                                  $ 10,600,096         $ 10,666,416
                                                                  ============         ============

The accompanying notes are an integral part of these financial statements.

                             Open Door Online, Inc.
                           Statements of Operations
                    for the two years ended December 31, 2000


                                                           December 31,
                                                 ------------------------------
                                                     2000              1999
                                                 ------------       -----------
Revenue

Sales                                            $    434,200       $    46,164
                                                 ------------       -----------
                                                      434,200            46,164
Cost of sales                                         299,731             1,560
                                                 ------------       -----------
Gross profit                                          134,469            44,604

Operating Expenses
  Administrative expenses                             444,167           343,272
  Salaries and payroll taxes                          359,592           115,000
  Professional and outside services                    89,673            87,099
  Amortization and depreciation                        38,313            38,915
                                                 ------------       -----------
       Total Operating Expense                        931,745           584,286
                                                 ------------       -----------
Loss from operations                                 (797,276)         (539,682)

Other Expenses
  Interest expense                                     80,419            66,376
                                                 ------------       -----------
Loss before income taxes                             (877,695)         (606,058)

Provision (benefit) of income taxes (Note 6)               --                --
                                                 ------------       -----------
Net Loss                                         $   (877,695)      $  (606,058)
                                                 ============       ===========

Net loss per common share (Note 8)               $      (0.08)      $     (0.11)
                                                 ============       ===========

Weighted average shares outstanding                10,691,063         5,432,863
                                                 ============       ===========

The accompanying notes are an integral part of these financial statements.

                             Open Door Online, Inc.
                       Statements of Stockholders' Equity
                    for the two year ended December 31, 2000

                                             Common Stock
                                       -----------------------      Paid in      Accumulated
                                         Shares        Amount       Capital        Deficit          Total
                                       ----------    ---------    -----------    -----------     ----------
Restated Balance at January 1, 1999       937,626    $     937    $ 2,910,692    $  (240,215)    $2,671,414

Issuance of Common Stock of
 Genesis prior to acquisition of
 Open Door Records (Note 7)               340,000          340        714,399                       714,739

Issuance for acquisition of Open
 Door Records (Note 7)                  8,181,665         (331)     5,821,348        226,267      6,047,284

Issuance of Common Stock                  673,994           67        163,933                       164,000

Net Income/(Loss)                                                                   (606,058)      (606,058)
                                       ----------    ---------    -----------    -----------     ----------
Balance at December 31, 1999           10,133,285        1,013      9,610,372       (620,006)     8,991,379
                                       ----------    ---------    -----------    -----------     ----------

Issuance of Common Stock                1,158,280          116        474,779                       474,895

Issuance of stock for services            602,400           60        226,843                       226,903

Net Income/(Loss)                                                                   (877,695)      (877,695)
                                       ----------    ---------    -----------    -----------     ----------
Balance at December 31, 2000           11,893,965    $   1,189    $10,311,994    $(1,497,701)    $8,815,482
                                       ==========    =========    ===========    ===========     ==========

The accompanying notes are an integral part of these financial statements.

                             Open Door Online, Inc.
                            Statements of Cash Flows
                    for the two years ended December 31, 2000

                                                                    December 31,
                                                            ---------------------------
                                                               2000              1999
                                                            ---------         ---------
Cash Flows from Operations
  Net loss                                                  $(877,695)        $(606,058)
  Adjustments to reconcile net loss to net cash
   used by operating activities:
   Amortization and depreciation                               38,313            38,915
   Issuance of stock for services                             226,903
                                                            ---------         ---------
Changes in cash flows (used) by operating activities         (612,479)         (567,143)

Changes in operating assets and liabilities (net of
 effects from acquisition of business):
  Accounts receivable                                          96,886          (167,304)
  Loans receivable - trade                                    (75,144)          (30,750)
  Inventory                                                    (8,603)
  Prepaid expenses                                              1,477
  Other assets                                                  2,737
  Accounts payable                                             22,994           236,222
  Accrued payroll and taxes                                   116,884
                                                            ---------         ---------
         Net cash flow used by operating activities          (459,462)         (524,761)
                                                            ---------         ---------
Cash Flows from investing activities
  Acquisition of property, plant and equipment                (46,905)
                                                            ---------         ---------
         Net cash used in investing activities                (46,905)
                                                            ---------         ---------
Cash flow from financing activities
  Proceeds from issuance of debt net of repay                 442,200
  Proceeds for issuance of Common Stock                       424,895           164,000
                                                            ---------         ---------
         Net cash provided by financing activities            424,895           606,200
                                                            ---------         ---------
Net increase (decrease) in cash and cash equivalents          (34,567)           34,534

Cash at January 1,                                             34,567                33
                                                            ---------         ---------
Cash at end of period                                       $       0         $  34,567
                                                            =========         =========

The accompanying notes are an integral part of these financial statements.

                             Open Door Online, Inc.
                          Notes to Financial Statements
                    for the two years ended December 31, 2000


NOTE 1 - ORGANIZATION

     Open Door Records, Inc. ("Open Door") was incorporated in the state of Rhode Island on November 20, 1997.

MANAGEMENT PLANS

     The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company had limited operations in 2000, had losses of $877,695 and $606,058 for the years ended December 31, 2000 and 1999, respectively, and has limited working capital reserves. The Company expects to face many operating and industry challenges and will be doing business in a highly competitive industry.

     Capital reserves at December 31, 2000 were essentially depleted. As a result, the Company has severely restricted operations. The Company is trying to raise additional working capital through various debt and equity arrangements. If sufficient funds can not be obtained or satisfactory joint venture arrangements made the Company will probably not be able to continue as a going concern. The additional funds will allow us to fund operations at the current level until April 30, at which time we will need to raise additional capital.

NOTE 2 - MERGER AND DISCONTINUED OPERATIONS

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

     The purchase method of accounting was performed on Genesis based on the average closing bid price including June 17, 1999, the date of the transaction and the two trading days immediately before and after the transaction date of $3.78 on a post reverse basis. The shareholders of Genesis Media Group retained 1,277,626 common shares and 1,181,665 were issued as expenses of the transaction. Since the appraised value of the music library was in excess of $38 million, the fair market value of the merger was allocated music library and results in no goodwill being recorded. A summary of assets and liabilities acquired, at established fair market value was as follows:

                             Open Door Online, Inc.
                          Notes to Financial Statements
                    for the two years ended December 31, 2000


     Assets - Music Library                                   $ 10,255,005
                                                              ------------
          Total Assets                                        $ 10,255,005

     Acquisition fees                                             (120,000)
     Current liabilities assumed                                  (688,885)
     Long-term liabilities assumed                                (150,000)
                                                              ------------
     Fair market value of Genesis                             $  9,296,120
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

                                                               December 31
     Pro Forma (unaudited)                                        1999
                                                               -----------

     Revenue                                                   $    99,264
     Cost of good sold                                               7,060
                                                               -----------
          Gross profit                                              92,204

     Expenses
       Selling, general and administrative                      (1,369,517)
       Interest expense                                            (76,765)
                                                               -----------
     Loss from operations                                      $(1,353,967)
                                                               ===========

     Loss per share                                            $     (0.14)
                                                               ===========

     Weighted average number of shares                           9,573,069
                                                               ===========

     In conjunction with the acquisition, the Company had certain capitalized leases and operating lease obligations that extend through 2003. Genesis had a number of capitalized leases and other obligations as of June 30, 1999 with scheduled payments of approximately $820,000 through 2003, which the Company is in the process of eliminating. As of June 30, 1999, the Company elected to discontinue the acquired movie production and editing business in California and accordingly provided a reserve of $500,000 in excess of the net carrying value of Genesis to terminate such leases, close the operations and allow for contingencies.

                             Open Door Online, Inc.
                          Notes to Financial Statements
                    for the two years ended December 31, 2000


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

LINE OF BUSINESS

     The business of the Company to date has derived revenue from the promotion, production and studio recording services to music artists. The Company has various distribution contracts for recorded music from which the majority of its revenue is derived.

REVENUE RECOGNITION

     Revenue is generally recognized upon shipment to the customer or upon completion of the services and is fully earned. Through December 31, 2000, the majority of the revenue was derived from the distribution of recorded music. In the year ended December 31, 1999 substantially all of the revenue is derived from the sale of music production services to third parties.

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

                             Open Door Online, Inc.
                          Notes to Financial Statements
                    for the two years ended December 31, 2000


NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

USE OF ESTIMATES

     The financial statements have been prepared in accordance with generally accepted accounting principles and necessarily include amounts based on estimates and assumptions by management. Actual results could differ from those amounts. Significant estimates include amounts for litigation, royalties inventory and accounts receivable exposure.

COMPREHENSIVE NET LOSS

     There is no difference between the Company's net loss as reported for any of the periods reported herein and the Company's comprehensive loss, as defined by the Statement of Financial Accounting Standards No. 130.

NOTE 4 - PROPERTY AND EQUIPMENT

     Depreciation and amortization for the years ended December 31, 2000 and 1999 were $38,313, and $38,915, respectively.

Property plant and equipment consist of the following:

                                                              December 31,
                                                        -----------------------
                                                           2000          1999
                                                        ---------     ---------
     Production equipment                               $ 146,380     $ 144,251
     Office equipment, furniture and fixtures              51,555        33,985
     Leasehold improvements                                13,605        13,605
                                                        ---------     ---------
                                                          211,540       191,841
     Less accumulated depreciation and amortization       (88,549)      (51,236)
                                                        ---------     ---------
                                                        $ 122,991     $ 141,605
                                                        =========     =========

NOTE 5 - RELATED PARTY SHORT TERM DEBT

     Short-term debt is due to the president of the Company and others for cash advances made to the Company for working capital. No repayments have been made on the balances. Advances during the years ended December 31, 2000 and 1999 were $474,707 and $332,200, respectively. The ending balances at December 31, 2000 and 1999 were $411,711, and $442,200, respectively. Interest expense for the periods was $80,431 and $ 66,376, respectively. In February 2001 the Company granted 7,700 to an employee.

                             Open Door Online, Inc.
                          Notes to Financial Statements
                    for the two years ended December 31, 2000


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

                                                             December 31,
                                                     --------------------------
                                                       2000             1999
                                                     ---------        ---------
     Tax effect of assets acquired in business
      combination                                    $      --        $ 362,000
     Tax effects of reserve for discontinued
      operations                                            --          200,000

     Tax effects of carryforward benefits:
          Net operating loss carryforwards             350,000          242,000
                                                     ---------        ---------
     Tax effects of carryforwards
       Tax effects of future taxable differences
        and carryforwards                              350,000          804,000
     Less deferred tax asset valuation allowance      (350,000)        (804,000)
                                                     ---------        ---------
     Net deferred tax asset                          $      --        $      --
                                                     =========        =========

     Realization of the net deferred tax assets is dependent on     generating
sufficient taxable income prior to their expiration. Tax effects are based on a 9.0% state and 34.0% federal income tax rates for a net combined rate of 40%. The tax effects of the acquired business combination have not been recognized in the current or prior periods but will be recognized in future periods, at which time if the current period taxable income is insufficient to offset such charges for tax purposes, the effect will be available to the Company over the succeeding 20 years. The realized net operating losses of approximately $1,500,000 expire over the next 20 years, the majority of which expire in 2019 and 2020. A valuation allowance has been provided for the full deferred tax asset amount due to the lack of operating history and operating losses in recent periods. When realization of the deferred tax asset is more likely than not to occur, the benefit related to the differences will be recognized as a reduction of income tax expense.

                             Open Door Online, Inc.
                          Notes to Financial Statements
                    for the two years ended December 31, 2000


NOTE 7 - COMMON STOCK

     Genesis was the nominal acquirer in the Open Door Records, Inc. transaction in which Open Door was the nominal acquiree in the reverse acquisition. As the legal acquirer, the Genesis balances at January 1, 1999 were adjusted to reflect the business combination and to give effect to the one for 30 reverse split of the Genesis shares as of June 30, 1999 retroactive to January 1, 1999 in accordance with SFAS 128. The Company issued a total of 8,181,665 shares for former Open Door Records, Inc. holders and to promoters and sponsors of the transaction. The outstanding stock of the Company was 11,893,965 and 10,133,285 shares December 31, 2000 and 1999, respectively.

NOTE 8 - EARNINGS PER COMMON SHARE

     Earnings per share of common stock have been computed based on the weighted average number of shares outstanding. As of December 31, 2000, the weighted average number of shares used to compute the earnings per share was 11,155,000. The weighted average shares used to compute earnings per share at December 31, 1999, after giving effect to the acquisition on June 30, 1999 by Genesis, the legal acquirer of Open Door Records, Inc., and giving retroactive effect to January 1, 1999 of the one for 30 reverse stock split of Genesis was 5,432,863.