Form 10QSB
period 2001-03-31
OPEN DOOR ONLINE INC
filed 2001-05-23
CIK 1098125

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934

                 For the quarterly period ended MARCH 31, 2001

[ ] Transition report under Section 13 or 15(d) of the Exchange Act

            For the transition period from __________ to __________

                           Commission File No. 0-30584


                             OPEN DOOR ONLINE, INC.
        (Exact name of small business issuer as specified in its charter)


          New Jersey                                              05-0507504
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

     Common Stock, $.0001 par value per share, 17,128,364 shares outstanding at May 22, 2001

     Transitional Small Business Disclosure Format (check one) Yes [ ] No [X]

                             OPEN DOOR ONLINE, INC.
                              INDEX TO FORM 10-QSB

                                                                           Page
                                                                           ----
PART I. FINANCIAL INFORMATION

     Item 1. Financial Statements                                            3

          Balance Sheets as of March 31, 2001 and March 31, 2000             3

          Statements of Operations for the three months ended
          March 31, 2001 and March 31, 2000                                  4

          Statements of Cash Flows for the three months ended
          March 31, 2001 and March 31, 2000                                  5

          Notes to Financial Statements                                      6

     Item 2. Management s Discussion and Analysis of Financial
             Condition and Results of Operations                            11

PART II. OTHER INFORMATION

     Item 1. Legal Proceedings                                              14

     Item 2. Changes in Securities                                          15

     Item 3. Defaults Upon Senior Securities                                15

     Item 4. Submissions of Matters to a Vote of Security Holders           15

     Item 5. Other Information                                              15

     Item 6. Exhibits and Reports on Form 8-K                               15

Signatures                                                                  16

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

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS


                             OPEN DOOR ONLINE, INC.
                                 BALANCE SHEETS
                             MARCH 31, 2001 AND 2000
                                   (UNAUDITED)

                                                                          March 31,         March 31,
                                                                            2001              2000
                                                                        ------------      ------------
                                     ASSETS
Current Assets:
  Cash and cash equivalents
  Accounts receivable, net of allowance                                 $    107,603      $    445,078
  Inventories                                                                  8,603            10,301
  Recoupable Artist Advances                                                 105,893           193,894
                                                                        ------------      ------------
        Total current assets                                                 222,099           649,273

  Property and equipment, net                                                 58,781            83,050
  Web Site Development, net                                                   53,781            48,977
  Music Library                                                           10,255,005        10,255,005
  Other assets                                                                 6,000                --
                                                                        ------------      ------------
        TOTAL ASSETS                                                    $ 10,595,666      $ 11,028,835
                                                                        ============      ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Current liabilities:
  Current portion of long-term debt                                     $    150,000      $     75,000
  Accounts payable and accrued expenses                                      537,051           513,919
  Reserve for discontinued operations                                        500,000           500,000
  Short-term notes payable                                                   111,793            72,397
  Accrued royalties                                                           22,653           195,947
  Accrued payroll                                                            230,769                --
  Accrued interest on notes payable                                           45,837            10,860
                                                                        ------------      ------------
        Total current liabilities                                          1,598,103         1,368,123

Long-term debt, net of current portion                                        75,000           150,000
                                                                        ------------      ------------

        Total liabilities                                                  1,673,103         1,518,123

Stockholders' equity

Common stock, $.0001 par value; authorized, 50,000,000 shares;
 issued and outstanding, 17,128,364  shares and 11,291,565 shares
 at March 31, 2001 and 2000, respectively                                      1,713             1,129
Additional paid-in capital                                                10,501,621        10,085,151
Accumulated deficit                                                       (1,580,771)         (568,098)
                                                                        ------------      ------------
     Total Stockholders' equity:                                           8,922,563         9,518,182

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                              $ 10,595,666      $ 11,028,835
                                                                        ============      ============

See accompanying notes to these financial statements

                             OPEN DOOR ONLINE, INC.
                            STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000
                                   (UNAUDITED)


                                                  March 31,          March 31,
                                                    2001               2000
                                                ------------       ------------
Revenues
  Net sales                                     $         --       $    425,741
  Cost of goods sold                                      --            195,947
                                                ------------       ------------
Gross profit                                              --            229,794

Operating Expenses
  Payroll and payroll taxes                               --             74,000
  Selling Expenses                                        --              3,112
  Bad Debt Expense                                        --             24,094
  Consulting Expenses                                 53,666             19,185
  Depreciation and amortization                       10,429              9,578
  Professional fees                                       --             21,401
  Rent                                                    --              5,700
  Supplies                                               239              1,739
  Telephone                                            1,359              2,463
  Travel and Entertainment                                --              7,877
  Other                                                   --              3,562
                                                ------------       ------------
        Total operating expenses                      65,693            172,711

        Operating income (loss)                      (65,693)            57,083

Interest income (expense)                            (17,377)            (5,175)
                                                ------------       ------------
NET INCOME (LOSS)                               $    (83,070)      $     51,908
                                                ============       ============

Net gain (loss) per common shareholder          $      (0.01)      $       0.01
                                                ============       ============
Weighted average number of shares outstanding     14,685,644         10,445,510
                                                ============       ============

See accompanying notes to these financial statements

                             OPEN DOOR ONLINE, INC.
                            STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000
                                   (UNAUDITED)

                                                                      March 31,        March 31,
                                                                        2001             2000
                                                                      ---------        ---------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income/(loss)                                                  $ (83,070)        $  51,908
  Adjustments to reconcile net (loss) to net cash
   (used in) operating activities:
   Stock issued for services                                            50,000
   Depreciation and amortization                                        10,429             9,578
                                                                     ---------         ---------
Changes in cash flows provided (used in) operating activities          (22,641)           61,486

CHANGES IN OPERATING ASSETS AND LIABILITIES
  (Increase) decrease in accounts receivable                          (240,589)
  (Increase) in loans receivable                                      (163,144)
  (Increase) in inventories                                            (10,301)
  (Increase) decrease in other assets
    Increase in accounts payable                                         6,024             6,072
    Increase in royalties payable                                                        195,947
    Increase (decrease) in accrued expenses                             14,617            10,860
                                                                     ---------         ---------
         Net cash (used in) operating activities                        (2,000)         (139,669)
                                                                     ---------         ---------
CASH FLOWS FROM INVESTING ACTIVITIES
  Acquisition of Equipment

CASH FLOWS FROM FINANCING ACTIVITIES
  Principal advances on notes payable and long-term debt                 2,000           153,665
  Principal repayment of short-term debt                              (180,000)          (48,653)
  Common stock issued for repayment of debt                            180,000                --
                                                                     ---------         ---------
         Net cash (used in) provided by financing activities             2,000           105,012
                                                                     ---------         ---------
NET INCREASE (DECREASE) IN CASH                                                          (34,657)
Cash and cash equivalents - beginning of period                                           34,657
                                                                     ---------         ---------
Cash and cash equivalents - end of period                            $       0         $       0
                                                                     =========         =========

See accompanying notes to these financial statements

                             Open Door Online, Inc.
                          Notes to Financial Statements
               for the three months ended March 31, 2001 and 2000


NOTE 1 - ORGANIZATION

Open Door Records, Inc. ("Open Door") was incorporated in the state of Rhode Island on November 20, 1997.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The summary of significant accounting policies of Open Door Records, Inc. is presented to assist in understanding the Company's financial statements. The financial statements and notes are representations of the Company's management. Management is responsible for their integrity. The accounting policies conform to generally accepted accounting principles and have been consistently applied in the preparation of the financial statements. The results of operations for the interim periods shown in this report are not necessarily indicative of results to be expected for the fiscal year ending December 31, 2001.

LINE OF BUSINESS

The business of the Company to date has derived revenue from the promotion, production and studio recording services to music artists. The Company also has artist distribution contracts for the sale of recorded music for which the Company receives up to 75% of the wholesale price of each recording sold.

The Company is in the process of developing and internet presence for the sales and marketing of music and related products through the internet and expanding its promotion, production and recording services to the entertainment and music markets. No sales have been concluded from the Internet site to date. The studio is currently dismantled while awaiting a move to more commercially viable location. No sales under the distribution contracts are currently being made. We are actively seeking new markets and consultants or employee's to move the Company forward and create value.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

                             Open Door Online, Inc.
                          Notes to Financial Statements
               for the three months ended March 31, 2001 and 2000


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

Record and production equipment             5-7 Years
Website Development                         5-7 Years
Leasehold improvements                      3-10 Years

                             Open Door Online, Inc.
                          Notes to Financial Statements
               for the three months ended March 31, 2001 and 2000


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

CONTINGENT LIABILITIES

We have been advised that the issuance of free trading common stock in August and September of 2000 were issued without a valid exemption even though the Company relied on opinions of counsel for these issuances believing that the shares were exempt under Rule 504 of Regulation D of the Securities Act of 1933. The maximum liability is $558,000 based on 116,667 common shares at a sales price $1.20 and 557,333 common shares at a sales price of $0.75 It appears that the investors may have a right of rescission, pursuant to Section 12 of the Securities Act of 1933, to recover the consideration paid for such securities. For accounting purposes the amount of the contingent liability is not classified outside of permanent equity as the company believes that it is not probable that a holder would pursue rescission and prevail in asserting a right of action for rescission.

                             Open Door Online, Inc.
                          Notes to Financial Statements
                for the three months ended March 31, 2001and 2000


NOTE 3 - PROPERTY AND EQUIPMENT

Depreciation and amortization for the three months ended March 31, 2001 and 2000 were $10,429, and $9,578, respectively.

Property plant and equipment consist of the following:

                                                               March 31,
                                                       ------------------------
                                                          2001           2000
                                                       ---------      ---------
Production equipment                                   $  95,306      $  95,306
Web site development                                      60,677         48,977
Office equipment, furniture and fixtures                  33,985         33,985
Leasehold improvements                                                   13,573
                                                       ---------      ---------
                                                         189,968        191,841
Less accumulated depreciation and amortization           (77,406)       (59,814)
                                                       ---------      ---------
                                                       $ 112,562      $ 132,027
                                                       =========      =========

NOTE 4 - INCOME TAXES

The tax-free exchange with Genesis creates a difference in the basis of the assets between tax basis and accounting basis. At July 1, 2000, the tax basis of the assets is approximately $906,000 greater than the accounting basis. In the future, as assets are disposed of, depreciated, or amortized or liabilities paid, the deduction for tax purposes will be greater than the book basis, resulting in reduced tax expense or greater net operating loss carryover for tax purposes than would otherwise be expected. There is no certainty as to the timing of such recognition nor that the Company will be able to fully utilize these differences.

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

                             Open Door Online, Inc.
                          Notes to Financial Statements
               for the three months ended March 31, 2001 and 2000

NOTE 5 - STOCK TRANSACTIONS - RELATED PARTY

     During 1998 and 2000, Mr. DeBaene has been a lender of funds to Open Door Records and subsequently to Open Door Online, Inc. As of December 31, 1998 and September 30, 2000, the outstanding balances due him are $113,643 and $498,622, including interest expense of $3,643 and $8,224, respectively. Interest rates range from 12% to 20% per annum. On January 12, 2000 Mr. DeBaene was granted a option to convert debt owed to him into common shares at the a conversion price equal to the average of the closing bid price for the twenty trading days prior to the date of the request for conversion. The closing bid price on the date of the grant was $0.31.The option could be exercised immediately requiring a calculation to identify any possible accounting charge for a beneficial conversion. The calculation requires the identification of the average closing bid price for the twenty trading days immediately preceding January 12, 2000, which was $0.33 or $0.02 higher than the closing bid price on the grant date indicating no beneficial conversion charge required. On March 7, 2000, Mr. DeBaene converted $474,895 of this debt into 1,158,280 shares based on the average closing bid price of our Common Stock over the twenty-day period preceding the conversion at a value of $0.41. He has elected not to convert any of the remaining debt outstanding incurred prior to the initial filing of this registration statement. Mr. DeBaene is the only recipient of all shares related to the conversion.

NOTE 6 - COMMON STOCK

The outstanding stock of the Company was 17,128,364 shares and 11,317,138 shares at March 31, 2001 and 2000, respectively.

NOTE 7 - EARNINGS PER COMMON SHARE

Earnings per share of common stock have been computed based on the weighted average number of shares outstanding.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

SALES

     Sales consisted primarily of revenues derived from shipments recorded music related to various distribution contracts for CD's by our distribution division, Open Door Records, and from the commercial operations of Open Door Studios. Sales decreased 100% to $0 for the quarter ending at March 31, 2001 from $425,741 in the comparative quarterly period ended March 31, 2000. The sales decrease was directly attributable to the lack of cash to promote or distribute product.

COST OF SALES

     Cost of Sales are normally primarily represented by CD and fulfillment operations and artist record promotions and royalties plus studio engineering cost. All costs for shipments this quarter were of products we paid for but which are recoupable from the royalties of the artists and therefore carried as a receivable. The artist royalties were the only costs in the period ended March 31, 2000. The Cost of Sales for the quarter ended March 31, 2001 decreased to $0, a 100% decrease over the comparative quarter ending March 31, 2000 of $195,947, all of these costs were for artist royalties.

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

     Expenses of $ 0 were incurred for the quarter ended March 31, 2001 a decrease of 100% over the $3,112 expended in the prior comparative quarter ended March 31, 2000. This decrease is directly relational to the lack of available cash for promotional expenses.

CONSULTING EXPENSES

     Consulting expenses for web site maintenance and hosting after the completion of the initial development process was completed and consultants who maintain the site added $3,000 to the expenses for the quarter ended March 31, 2001 a decrease of 84.3%. Site maintenance in the quarter ended March 31, 2000 was $19,185.

BAD DEBT EXPENSE

     Bad debt expense increased to $0 for the quarter ended March 31, 2001 a 100% decrease from $24,094 over the corresponding quarter in 2000.

GENERAL AND ADMINISTRATIVE

     General and administrative expense consists primarily of salaries, legal and other administrative costs, fees for outside consultants and other overhead. General and administrative expenses were $1,598 for the quarter ended March 31, 2001, a decrease of $124,722 from $126,320 for the quarter ended March 31, 2000.

DEPRECIATION EXPENSE

     Depreciation and amortization expenses rose to $10,429 from $9,578 in the quarters ended March 31, 2001 and March 31, 2000, respectively. The increase is attributed to additional web site cost capitalization.

INTEREST EXPENSE

     Net interest expense for the quarter ended March 31, 2001 was $17,377. Comparable interest costs for the corresponding quarter ended 2000 was $5,175. This increase was caused by the increase in outstanding short-term debt that occurred in fiscal 2000.

LIQUIDITY AND CAPITAL RESOURCES

     As of March 31, 2001 we had a cash deficit of $2,765. Sufficient cash to finance operations for the short term are required. Historically we have financed our operations with short-term convertible debt or through the issuance of equity in the form of our common stock. During the current quarter we issued net new debt for cash of approximately $2,000. Significant increases in capital will be required to fund our aggressive business plan and support the manufacturing and distribution requirements of our current artist distribution contracts. While there is no assurance that we will be successful in raising the required capital all indications through our current financing negotiations suggest that we will receive substantial capital.

ACCOUNTS RECEIVABLE

     As of March 31, 2001 we had receivables that consisted of the sales of prerecorded music from fiscal 2000. We have no indication that Red Eye Distribution is unable or unwilling to pay us for the product shipped.

RECOUPABLE ARTIST ADVANCES

     Our distribution agreements with artists require us to pay certain costs up front for the artist. These costs, depending on the contract, may include promotion, production, manufacturing, advertising, travel, etc. All of these advances are to be received from the sales of the artist recordings before any payment to the artist is made. In some instances the artist is to receive 50% of the net wholesale price we receive, in others only 25% goes to the artist. We have no reason to believe that these recoupable costs will not be received. In the event that the artists music does not sell successfully to recoup these costs within six months of the release of the recording we will take a charge to earnings for these costs. This account contains four artists at this time with the majority being from Jeru whose latest release on February 22, 2000 has already sold enough for us to recover the majority of our costs when payment for these shipments is received during the fiscal 2000. At no time will the Company advance costs that exceed the amount recoupable from the pre-orders plus $20,000. This method is in compliance with FASB 50 paragraph 10 relating advances against future royalties.

CONTINGENT LIABILITIES

     We have been advised that the issuance of free trading common stock in August and September of 2000 were issued without a valid exemption even though the Company relied on opinions of counsel for these issuances believing that the shares were exempt under Rule 504 of Regulation D of the Securities Act of 1933. The maximum liability is $558,000 based on 116,667 common shares at a sales price $1.20 and 557,333 common shares at a sales price of $0.75 It appears that the investors may have a right of rescission, pursuant to Section 12 of the Securities Act of 1933, to recover the consideration paid for such securities. For accounting purposes the amount of the contingent liability is not classified outside of permanent equity as the company believes that it is not probable that a holder would pursue rescission and prevail in asserting a right of action for rescission.

OPERATIONS

     Open Door Online, Inc. is an entity supporting traditional sales and recording operations. Through strategic planning and partnering, the components of each division are structured to grow with the implementation of dynamic divisional plans. The management of each division is aggressive in its approach to marketing, adherence to its well defined goals, and flexibility to lead or respond to the ever changing malleability of the Internet, related technologies, and consumer product demand.

     Open Door Music. In February of 2000, Open Door Records, Inc. created Open Door Music, an online music CD store. Our online CD store, located on the Internet at www.opendoormusic.com, offers over 250,000 music titles for sale. To assist customers in making music selections, the web site contains product notes, reviews, related articles and sound samples and is open 24 hours a day, seven days a week. It offers its customers convenient and timely product fulfillment, including standard and overnight delivery options. Our web site provides an entertaining and informative resource enabling users to search and sample music and artist information interactively through sound and graphics, including online "sound stations" for each artist. Music posted on our web site in digital form is available for downloading using Real Audio(TM) "plug-ins." Visitors to the web site who are interested in the music they sample may purchase it immediately online. Currently the site and all distribution have ceased.

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

     The sales from this period are not expected to be representative of the fiscal year sales as the distribution has ceased while the Company refocuses.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

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

     There are eight additional suits either filed or threatened resulting from the prior operations of Genesis Media Group, Inc. These suits may cause the reserve to be inadequate. No additional charge has been taken as none of the suits expected to reach the judgment stage in fiscal 2001in the aggregate will cause the reserve to be exceeded.

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

ITEM 2. CHANGES IN SECURITIES

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

                                       OPEN DOOR ONLINE, INC.
                                           (Registrant)


                                        /s/ David N. DeBaene
                                        ----------------------------------------
Dated: May 22, 2001                     David N. DeBaene
                                        President and Chief Executive Officer



                                        /s/ Norman Birmingham
                                        ----------------------------------------
Dated: May 22, 2001                     Norman Birmingham
                                        Treasurer and Chief Financial Officer