Form 10QSB
period 2001-06-30
OPEN DOOR ONLINE INC
filed 2001-08-20
CIK 1098125

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                  For the quarterly period ended JUNE 30, 2001

[ ]  Transition report under Section 13 or 15(d) of the Exchange Act

          For the transition period from _____________ to ____________

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

     Common Stock, $.0001 par value per share, 17,847,628 shares outstanding at August 7, 2001

     Transitional Small Business Disclosure Format (check one) Yes [ ] No [X]

                             OPEN DOOR ONLINE, INC.
                              INDEX TO FORM 10-QSB

                                                                            Page
                                                                            ----

FORWARD-LOOKING STATEMENTS                                                    3

PART I.  FINANCIAL INFORMATION

     Item 1. Financial Statements

     Balance Sheets as of June 30, 2001 and December 31, 2000                 4

     Statements of Operations for the three months ended
      June 30, 2001 and June 30, 2000                                         5

     Statements of Cash Flows for the three months ended
      June 30, 2001 and June 30, 2000                                         6

     Statements of Operations for the six months ended
      June 30, 2001 and June 30, 2000                                         7

     Statements of Cash Flows for the six months ended
      June 30, 2001 and June 30, 2000                                         8

     Notes to Financial Statements                                            9

     Item 2. Management's Discussion and Analysis of Financial
             Condition and Results of Operations                             14

PART II. OTHER INFORMATION

     Item 1. Legal Proceedings                                               19

     Item 2. Changes in Securities                                           19

     Item 3. Defaults Upon Senior Securities                                 19

     Item 4. Submissions of Matters to a Vote of Security Holders            19

     Item 5. Other Information                                               19

     Item 6. Exhibits and Reports on Form 8-K                                19

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

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                             OPEN DOOR ONLINE, INC.
                                 BALANCE SHEETS
                                   (UNAUDITED)

                                                                  June 30,          June 30,
                                                                    2001              2000
                                                                ------------      ------------
ASSETS
  Cash and cash equivalents                                     $          0      $        250
  Accounts receivable, net of allowance $26,901 and 28,403           102,998           480,295
  Inventories                                                          8,603             8,603
  Recoupable artist advances                                         104,535           152,512
  Loans receivable                                                     1,359             2,250
                                                                ------------      ------------
     Total current assets                                            217,495           643,910

  Property and equipment, net                                         38,878            70,892
  Intellectual property, net                                          71,256            51,555
  Music library                                                   10,255,005        10,255,005
                                                                ------------      ------------

TOTAL ASSETS                                                    $ 10,582,634      $ 11,021,362
                                                                ============      ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
  Current portion of long-term debt                             $    150,000      $     75,000
  Accounts payable and accrued expenses                              606,675           407,575
  Accrued wages                                                      254,519           149,000
  Reserve for discontinued operations                                500,000           500,000
  Short-term notes payable                                            84,943           168,580
  Accrued royalties                                                   22,653           195,583
  Accrued interest on notes payable                                   41,253            15,362
                                                                ------------      ------------
     Total current liabilities                                     1,660,043         1,511,100

  Long-term debt, net of current portion                              75,000           150,000
                                                                ------------      ------------
     Total liabilities                                             1,735,043         1,661,100

Stockholders' equity:
  Common stock, $.0001 par value; authorized, 50,000,000
   shares; issued and outstanding, 17,847,628 shares and
   11,291,465 shares at June 30, 2001 and June 30, 2000,
   respectively                                                        1,785             1,129
  Additional paid-in capital                                      10,673,458        10,085,151
  Accumulated deficit                                             (1,827,652)         (726,018)
                                                                ------------      ------------
     Total Stockholders' equity                                    8,847,591         9,360,262
                                                                ------------      ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                      $ 10,582,634      $ 11,021,362
                                                                ============      ============

See accompanying notes to these financial statements

                             OPEN DOOR ONLINE, INC.
                            STATEMENTS OF OPERATIONS
                FOR THE THREE MONTHS ENDED JUNE 30, 2001 AND 2000
                                   (UNAUDITED)


                                                            June 30,           June 30,
                                                              2001               2000
                                                          ------------       ------------
Revenues
Net sales                                                 $     (5,757)      $    167,748
Cost of sales                                                        0            122,240
                                                          ------------       ------------
     Gross profit                                               (5,757)            45,508

Operating Expenses:
  Payroll and payroll taxes                                     23,750            113,550
  Bad Debt                                                           0              2,309
  Consulting Expenses                                                0              7,227
  Depreciation and amortization                                 10,429              9,578
  Professional fees                                            108,400             44,273
  Rent                                                               0              1,950
  Supplies                                                           0                252
  Telephone                                                          0              1,044
  Travel and entertainment                                           0              6,812
  Other                                                          4,416             11,831
                                                          ------------       ------------
     Total operating expenses                                  146,995            198,826

Operating income (loss)                                       (152,752)          (153,318)

Interest income (expense)                                      (11,059)            (4,602)
                                                          ------------       ------------
NET INCOME (LOSS)                                         $   (163,811)      $   (157,920)
                                                          ============       ============

Net loss per common share                                 $      (0.01)      $      (0.01)
                                                          ============       ============

Weighted average number of common shares outstanding        15,734,938         11,291,465
                                                          ============       ============

See accompanying notes to these financial statements

                             OPEN DOOR ONLINE, INC.
                            STATEMENTS OF CASH FLOWS
                FOR THE THREE MONTHS ENDED JUNE 30, 2001 AND 2000
                                   (UNAUDITED)

                                                                         June 30,         June 30,
                                                                           2001             2000
                                                                         ---------       ---------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income/(loss)                                                      $(163,811)      $(157,920)
  Adjustments to reconcile net income (loss) to net
   cash (used in) operating activities:
    Depreciation and amortization                                           10,429           9,578
                                                                         ---------       ---------
    Changes in cash flows provided (used in) operating activities         (153,382)       (148,342)

  Changes in operating assets and liabilities:
    (Increase) decrease in accounts receivable                               4,605         (35,217)
    (Increase) decrease in loans receivable                                 (1,359)         39,132
    (Increase) decrease in inventories                                       1,698
    (Increase) decrease in other assets                                     (5,158)
    Increase (decrease) in accounts payable                                (11,475)         42,656
    Increase (decrease) in royalties payable                                69,817            (364)
    Increase (decrease) in accrued expenses                                 19,166           9,662
                                                                         ---------       ---------
          Net cash (used in) operating activities                          (72,628)        (95,933)
                                                                         ---------       ---------
CASH FLOWS FROM INVESTING ACTIVITIES
  Acquisition of equipment

CASH FLOWS FROM FINANCING ACTIVITIES
  Principal advances on notes payable and long-term debt                    62,290          96,183
  Issuance of stock for interest                                            10,338
  Sale of common stock                                                          --              --
                                                                         ---------       ---------
          Net cash (used in) provided by financing activities               72,628          96,183
                                                                         ---------       ---------

NET INCREASE (DECREASE) IN CASH                                                  0             250

Cash and cash equivalents - beginning of period                                  0               0
                                                                         ---------       ---------
Cash and cash equivalents - end of period                                $       0       $     250
                                                                         =========       =========

See accompanying notes to these financial statements

                             OPEN DOOR ONLINE, INC.
                            STATEMENTS OF OPERATIONS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2001 AND 2000
                                   (UNAUDITED)

                                                              June 30,              June 30,
                                                                2001                 2000
                                                            ------------         ------------
Revenues:
  Net sales                                                 $     (5,757)        $    593,489
  Cost of sales                                                        0              318,187
                                                            ------------         ------------
       Gross profit                                               (5,757)             275,302

Operating Expenses:
  Payroll and payroll taxes                                       23,750              187,550
  Selling expenses                                                     0                3,112
  Bad Debt expense                                                     0               26,403
  Consulting expenses                                             53,666               26,412
  Depreciation and amortization                                   20,858               19,156
  Professional fees                                              108,400               65,674
  Rent                                                                 0                7,650
  Supplies                                                           239                1,991
  Telephone                                                        1,359                3,507
  Travel and entertainment                                             0               14,689
  Other                                                            4,416               15,393
                                                            ------------         ------------
       Total operating expenses                                  212,688              371,537

Operating income (loss)                                         (218,445)             (96,235)

Interest income (expense)                                        (28,436)              (9,777)
                                                            ------------         ------------
NET INCOME (LOSS)                                           $   (246,881)        $   (106,012)
                                                            ============         ============

Net loss per common share                                   $      (0.02)        $      (0.01)
                                                            ============         ============

Weighted average number of common shares outstanding          15,734,938           10,865,065
                                                            ============         ============

See accompanying notes to these financial statements

                             OPEN DOOR ONLINE, INC.
                            STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2001 AND 2000
                                   (UNAUDITED)

                                                                     June 30,        June 30,
                                                                       2001            2000
                                                                    ---------        ---------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income/(loss)                                                 $(246,881)       $(106,012)
  Adjustments to reconcile net (loss) to net cash
   (used in) operating activities:
    Stock issued for services                                          50,000
    Depreciation and amortization                                      20,858           19,156
                                                                    ---------        ---------
Changes in cash flows provided (used in) operating activities        (176,023)         (86,856)

Changes in operating assets and liabilities:
  (Increase) decrease in accounts receivable                            4,605         (275,806)
  (Increase) decrease in loans receivable                              (1,359)        (124,012)
  (Increase) in inventories                                            (8,603)
  (Increase) decrease in other assets                                  (5,158)
  Increase in accounts payable                                        (11,475)          48,728
  Increase in royalties payable                                        75,841          195,583
  Increase (decrease) in accrued expenses                              33,783           20,522
                                                                    ---------        ---------
       Net cash (used in) operating activities                        (74,628)        (235,602)
                                                                    ---------        ---------
CASH FLOWS FROM INVESTING ACTIVITIES
  Acquisition of equipment

CASH FLOWS FROM FINANCING ACTIVITIES
  Principal advances on notes payable and long-term debt               64,290          249,848
  Issuance of stock for interest                                       10,338
  Sale of common stock                                                     --               --
                                                                    ---------        ---------
       Net cash (used in) provided by financing activities             74,628          201,195
                                                                    ---------        ---------

NET INCREASE (DECREASE) IN CASH                                             0          (34,407)

Cash and cash equivalents - beginning of period                             0           34,657
                                                                    ---------        ---------
Cash and cash equivalents - end of period                           $       0        $     250
                                                                    =========        =========

See accompanying notes to these financial statements

                             Open Door Online, Inc.
                          Notes to Financial Statements
                 for the Six Months Ended June 30, 2001 and 2000


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

Sales have not been sufficient to cover returns from previously shipped product. However the reserve has been sufficient to cover all returns to date with a reasonable reserve still maintained.

                             Open Door Online, Inc.
                          Notes to Financial Statements
                 for the six months ended June 30, 2001 and 2000


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Revenue Recognition

Artist Distribution Agreements

The distribution of music recorded on CD's, cassettes, and single or extended play vinyl at wholesale is recognized upon shipment. The Company contract with Red Eye Distribution specifies payment will be received monthly, at 80% of the product shipped three months prior. Returns of product shipped must be approved within 90 days of shipment but may not be physically received during the 90-day period. Starting with the first shipments in the first quarter of 2001, a reserve of 20% will be maintained. The reserve of 20% is withheld from payment for sixty days after the payment is due and any returns received are applied against the reserve account. Any balance remaining in that months reserve account 150 days after the month of shipment is then remitted to the Company or any shortfall is applied against the next months reserve before remittance. To comply with Financial Accounting Standards Board (FASB) Statement No. 5 Accounting for Contingencies the Company relies on historical data per artist and title to determine the return allowance required.

Collectability is reasonably assured as a result of deposits, and advances and any unpaid balance due the Company is collectible or the recordings completed in our studio are not released. Payment from our distribution agreement with Red Eye Distribution is the responsibility of Red Eye and is not dependent on their receipt from their customers. However, they evaluate their customers financial strength and credit worthiness prior to shipment. These customers are usually national retailers or distributors, advertisers or advertising and promotion agencies. We have no reason to believe the Red Eye is unable or unwilling to pay for product shipment. The accounts receivable have been agreed to and payments on the amounts due have been generally agreed to with payments on the receivables having begun in July 2001.

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

      Record and production equipment              5-7 Years
      Website development                          5-7 Years
      Leasehold improvements                       3-10 Years

                             Open Door Online, Inc.
                          Notes to Financial Statements
                 for the six months ended June 30, 2001 and 2000

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Master Music Library

The master music library consists of original and digitized masters of well known artists. The Company has the right to produce, sell, distribute or otherwise profit from its utilization of this library subject to industry standard royalty fees to be paid to artists as copies of the product are sold or distributed. The Company will amortize the library on a units sold basis in accordance with FASB Statement No. 50, which relates the capitalized costs to estimated net revenue to be realized. When anticipated sales appear to be insufficient to fully recover the basis, a provision against current operations will be made for anticipated losses. To date the Company has not utilized the library nor expensed any of the carrying value. The Company intends to release a compilation CD in August 2001.

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

NOTE 3 - PROPERTY AND EQUIPMENT

Depreciation and amortization for the three months ended June 30, 2001 and 2000 were $10,429 and $9,578 respectively.

Property plant and equipment consist of the following:

                                                               June 30,
                                                        -----------------------
                                                          2001           2000
                                                        ---------     ---------
     Production equipment                               $ 124,305     $ 124,305
     Web site development                                  51,555        51,555
     Office equipment, furniture and fixtures              10,376         2,374
     Leasehold improvements                                    --        13,605
     Intellectual property                                 19,700            --
                                                        ---------     ---------
                                                          205,936       191,839
     Less accumulated depreciation and amortization       (95,802)      (69,392)
                                                        ---------     ---------
                                                        $ 110,134     $ 122,447
                                                        =========     =========

                             Open Door Online, Inc.
                          Notes to Financial Statements
                 for the six months ended June 30, 2001 and 2000

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

The components of deferred tax assets and liabilities are as follows:

                                                                               June 30,
                                                                        ----------------------
                                                                           2001         2000
                                                                        ---------    ---------
     Tax effect of assets acquired in business combination              $  362,000       $ 362,000
     Tax effects of reserve for discontinued operations                    200,000         200,000

     Tax effects of carryforward benefits:
        Net operating loss carryforwards                                   712,000         242,000
                                                                         ---------       ---------
     Tax effects of carryforwards
       Tax effects of future taxable differences and carryforwards       1,274,000         804,000
       Less deferred tax asset valuation allowance                      (1,274,000)       (804,000)
                                                                        ----------       ---------
     Net deferred tax asset                                             $       --       $      --
                                                                        ==========       =========

Realization of the net deferred tax assets is dependent on generating sufficient taxable income prior to their expiration. Tax effects are based on a 9.0% state and 34.0% federal income tax rates for a net combined rate of 40%. The tax effects of the acquired business combination have not been recognized in the current or prior periods but will be recognized in future periods, at which time if the current period taxable income is insufficient to offset such charges for tax purposes, the effect will be available to the Company over the succeeding 20 years. The realized net operating losses expire over the next 20 years, the majority of which expire in 2021. A valuation allowance has been provided for the full deferred tax asset amount due to the lack of operating history and operating losses in recent periods. When realization of the deferred tax asset is more likely than not to occur, the benefit related to the differences will be recognized as a reduction of income tax expense.

                             Open Door Online, Inc.
                          Notes to Financial Statements
                 for the six months ended June 30, 2001 and 2000


NOTE 5 - STOCK TRANSACTIONS - RELATED PARTY

During 1998 through 2001, Mr. DeBaene has been a lender of funds to Open Door Records and subsequently to Open Door Online, Inc. As of June 30, 2001 and June 30, 2000, the outstanding balances due him were $36,672 and $113,643, including interest expense of $601 and $3,643, respectively. Interest rates are at 12% per annum. On January 12, 2000 Mr. DeBaene was granted a option to convert debt owed to him into common shares at a conversion price equal to the average of the closing bid price for the twenty trading days prior to the date of the request for conversion. The closing bid price on the date of the grant was $0.31. The option could be exercised immediately requiring a calculation to identify any possible accounting charge for a beneficial conversion. The calculation requires the identification of the average closing bid price for the twenty trading days immediately preceding January 12, 2000, which was $0.33 or $0.02 higher than the closing bid price on the grant date indicating no beneficial conversion charge required. On March 7, 2001, Mr. DeBaene converted $474,895 of this debt into 1,158,280 shares based on the average closing bid price of our Common Stock over the twenty-day period preceding the conversion at a value of $0.41.

In February 2001 Mr. DeBaene converted $100,000 of salary and short term debt to 3,333,333 shares of Common Stock at a conversion price of $0.03 The debt converted consisted of short term loans of $18,984, and accrued payroll of $81,016.

NOTE 6 - EARNINGS PER COMMON SHARE

Earnings per share of common stock have been computed based on the weighted average number of shares outstanding. The weighted average number of shares used to compute the earnings per share at June 30, 2001, 15,734,938 and 11,291,465 at June 30, 2000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

For the three months ended June 30, 2001 and June 30, 2000.

SALES

     Sales were minimal with returns outpacing shipments of pre-recorded media. No sales were recorded from any other division of the Company. Sales were a negative $(5,757) for the quarter ending June 30, 2001 compared to $167,748 in sales for the quarterly period ended June 30, 2000. The sales decrease was directly attributable to the limited operations on distribution contracts and no sales from the other divisions.

COST OF SALES

     Cost of Sales are normally primarily represented by CD and fulfillment operations and artist record promotions and royalties plus studio engineering cost. The artist royalties would normally be the only cost relative to the net returns of pre-recorded media. No costs were recognized, as the amount is nominal this period. The cost of sales for the quarter ended June 30, 2001 decreased to $0 from $122,240 in the comparative quarter ending June 30, 2000.

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

     Expenses of $ 0 were incurred for the quarter ended June 30, 2001 a decrease of 100% over the $8,221expended in the prior comparative quarter ended June 30, 2000. This decrease is directly relational to the promotional expenses of signed artists that are not recoupable by Open Door Records, Inc.

CONSULTING EXPENSES

     Consulting expenses for web site maintenance and hosting after the completion of the initial development process was completed and consultants who maintain the site added $0 to the expenses for the quarter ended June 30, 2001. Site maintenance in the quarter ended June 30, 2000 was $9,000.

BAD DEBT EXPENSE

     Bad debt expense was $0 for the quarter ended June 30, 2001 a 100% decrease from $2,309 in the corresponding quarter in 2000.

GENERAL AND ADMINISTRATIVE

     General and administrative expense consists primarily of salaries, legal and other administrative costs, fees for outside consultants and other overhead. General and administrative expense was $136,566 for the quarter ended June 30, 2001 a decrease of 24% over the $179,712 for the period ended June 30, 2000. The decrease is directly attributable to the reduction in salaries of $75,000 that were partially offset by additional legal fees of $58,000 and a reduction in accounting fees of $20,000.

DEPRECIATION EXPENSE

     Depreciation and amortization expenses rose to $10,429 from $9,578 in the quarters ended June 30, 2001 and June 30, 2000, respectively. The increase is attributed to the full utilization of all equipment and the web site and additional intellectual property.

INTEREST EXPENSE

     Net interest expense for the quarter ended June 30, 2001 was $11,059. Comparable interest costs for the corresponding quarter ended 2000 was $4,602. This increase was caused by the increase in borrowing for short-term debt. Interest costs may increase in future periods as the Company expands through a combination of debt and equity offerings.

For the six months ended June 30, 2001 and June 30, 2000.

SALES

     Sales consisted primarily of net returns of pre-recorded media. Sales decreased to $(5,757) for the six months ended at June 30, 2001 from $593,489 in the comparative six-month period ended June 30, 2000. The majority of the sales decrease was directly attributable to the lack operations on distribution contracts, and no sales from any other division.

COST OF SALES

     Cost of Sales are normally primarily represented by CD and fulfillment operations and artist record promotions and royalties plus studio engineering cost. Only nominal costs were incurred and are therefore not reflected. The Cost of Sales for the six months ended June 30, 2001 was $0 decreasing 100% from $318,187 in the comparative six months ended June 30, 2000.

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

     Expenses of $0 were incurred for the six months ended June 30, 2001 a decrease of 100% from $3,112 expended in the prior comparative six months ended June 30, 2000. This decrease is directly relational to the reduction of promotional expenses of signed artist that are not recoupable by Open Door Records, Inc.

CONSULTING EXPENSES

     Consulting expenses for web site maintenance and hosting after the completion of the initial development process was completed and consultants who maintain the site added $9,000 to the expenses for the six months ended June 30, 2001 a decrease of 69.5%. Site maintenance in the six months ended June 30, 2000 was $29,524.

BAD DEBT EXPENSE

     Bad debt expense was $0 for the six months ended June 30, 2001 a 100% decrease from $26,403 in the corresponding six months of 2000.

GENERAL AND ADMINISTRATIVE

     General and administrative expense consists primarily of salaries, legal and other administrative costs, fees for outside consultants and other overhead. General and administrative expense was approximately $191,830 for the six months ended June 30, 2001 compared to $288,804 in the corresponding period ended June 30, 2000. The decrease is attributable to salaries for management $150,000, and a reduction of travel and entertainment expenses of $14,689 which were partially offset by increased legal fees of $58,4000.

DEPRECIATION EXPENSE

     Depreciation and amortization expenses rose to $20,858 from $19,156 in the six months ended June 30, 2001 and June 30, 2000, respectively. The increase is attributed to the full utilization of all equipment and intellectual property.

INTEREST EXPENSE

     Net interest expense for the six months ended June 30, 2001 was $28,436. Comparable interest costs for the corresponding six months ended 2000 was $9,777. This increase was caused by the increase in outstanding short-term debt over the comparative period.

LIQUIDITY AND CAPITAL RESOURCES

     As of June 30, 2001 we had cash of $0. Sufficient cash to finance operations for the short term are required. Historically we have financed our operations with short-term convertible debt or through the issuance of equity in the form of our common stock. During the current six months we issued net new debt for cash of approximately $64,290. Significant increases in capital will be required to fund our aggressive business plan and support acquisitions and new lines of business. There is no assurance that we will be successful in raising the required capital.

     A capital raise of $750,000 to $1,000,000 will be sufficient to meet our needs during this fiscal year. Our long-term capital needs will be from $2,000,000 to $3,000,000 and are totally dependent on the success of our ability to acquire other operations and expand our lines of business.

ACCOUNTS RECEIVABLE

     As of June 30, 2001 we had receivables that consisted of the sales mainly from fiscal year 2000. The receivables are being received and sufficient allowances were set aside when the sales were recorded. We have no indication that Red Eye Distribution is unable or unwilling to pay us for the product shipped.

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

OPERATIONS

     Open Door Online, Inc. is an entity supporting traditional sales of pre-recorded media and recording operations. Through strategic planning and partnering, the components of each division are structured to grow with the implementation of dynamic divisional plans. The Company is seeking to expand the operations of its divisions.

     Open Door Records. On November 21, 1997, Open Door Records, Inc. established its own record label, "Open Door Records." Subsequent to the acquisition of Open Door Records, Inc., we now use traditional distribution channels to promote, distribute and sell original and licensed artists recordings. We intend to license master recordings from other record labels and conventional adverting and promotional companies, acquire master recordings and publishing catalogs and sign artists to the record label.

FUTURE PLAN OF OPERATION

     The Company is seeking acquisitions in the entertainment and recording industry. Our objective is to build a global entertainment company offering a broad range of entertainment commerce related products and to deliver a wealth of original content in a highly personalized interactive context.

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

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     In August 2001 the Company was advised that a legal proceeding had been brought by two former directors and an officer of the predecessor company as a class and derivatively on behalf of Open Door Online, Inc. against Open Door Online, Inc., its current officers and directors and various other parties. The suit alleges mismanagement, corporate waste, fraud in the issuance of shares for converted debt and racketeering among other charges. The suit has been brought in the U.S. District Court for the District of New Jersey as a civil action no 01-3588(AET).

     The Company has not had the opportunity to review the complaint with counsel and has not developed an opinion as to the merits or potential cost to the Company, but intends to vigorously defend against this action.

     In July 2001 the Company brought an action against two former directors and officers in Rhode Island alleging theft of corporate property, breach of fiduciary duty and interference with the Company to transact its business.

     In management's opinion there are no other material pending legal proceedings, other than ordinary routine litigation incidental to its business or that of its predecessor, to which the Company is a party. It is the opinion of management, after discussions with legal counsel, that the ultimate dispositions of any such pending litigation will have no material adverse effect on the Company's financial position or results of operation.

ITEM 2. CHANGES IN SECURITIES

     We issued 888,381 restricted common shares to five note holders that did not include any officers, directors or affiliated parties in settlement of $88,838.10 of debt and accrued interest. No other securities were issued during the period.

     The Company returned for cancellation 3,900,000 shares of Common Stock issued in anticipation of the exercise of warrants and for funding of a consulting agreement.

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


                                        OPEN DOOR ONLINE, INC.
                                           (Registrant)



                                        /s/ David N. DeBaene
                                        ----------------------------------------
Dated: August 17, 2001                  David N. DeBaene
                                        President and Chief Executive Officer



                                        /s/ Norman Birmingham
                                        ----------------------------------------
Dated: August 17, 2001                  Norman Birmingham
                                        Treasurer and Chief Financial Officer