Form 10QSB
period 2001-09-30
OPEN DOOR ONLINE INC
filed 2001-11-19
CIK 1098125

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)
[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended SEPTEMBER 30, 2001

[_]  Transition report under Section 13 or 15(d) of the Exchange Act

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

Common Stock, $.0001 par value per share, 18,898,628 shares outstanding at November 15, 2001

Transitional Small Business Disclosure Format (check one) Yes [ ] No [X]

                             OPEN DOOR ONLINE, INC.
                              INDEX TO FORM 10-QSB

                                                                            Page
PART I. FINANCIAL INFORMATION

     Item 1. Financial Statements

             Balance Sheets as of September 30, 2001                           4

             Statements of Operations for the three months ended
             September 30, 2001 and September 30, 2000                         5

             Statements of Cash Flows for the three months ended
             September 30, 2001 and September 30, 2000                         6

             Statements of Operations for the nine months ended
             September 30, 2001 and September 30, 2000                         7

             Statements of Cash Flows for the nine months ended
             September 30, 2001 and September 30, 2000                         8

             Notes to Financial Statements                                     9

     Item 2. Management's Discussion and Analysis of Financial Condition
             and Results of Operations                                        13

PART II. OTHER INFORMATION

     Item 1. Legal Proceedings                                                17

     Item 2. Changes in Securities                                            17

     Item 3. Defaults Upon Senior Securities                                  17

     Item 4. Submissions of Matters to a Vote of Security Holders             17

     Item 5. Other Information                                                17

     Item 6. Exhibits and Reports on Form 8-K                                 18

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

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                             OPEN DOOR ONLINE, INC.
                                 BALANCE SHEETS
                                   (UNAUDITED)

                                                                   September 30,
                                                                       2001
                                                                   ------------
ASSETS
Current Assets:
  Cash and cash equivalents                                        $          0
  Accounts receivable, net of allowance$ 26,901                          79,873
  Inventories                                                             8,603
  Recoupable artist advances                                            104,535
  Other current assets                                                    2,000
  Loans receivable                                                        5,624
                                                                   ------------
     Total current assets                                               200,635

  Property and equipment, net                                            53,358
  Web site development, net                                              44,340
  Music library                                                      10,255,005
                                                                   ------------

  TOTAL ASSETS                                                     $ 10,553,338
                                                                   ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Current liabilities:
  Current portion of long-term debt                                $     75,000
  Accounts payable and accrued expenses                                 506,607
  Accrued payroll                                                       230,769
  Reserve for discontinued operations                                   500,000
  Short-term notes payable                                              249,503
  Accrued royalties                                                      22,653
  Accrued interest on notes payable                                      49,107
                                                                   ------------
     Total current liabilities                                        1,633,639

Long-term debt, net of current portion                                  152,135
                                                                   ------------

Total liabilities                                                     1,785,774
Stockholders' equity:

Common stock, $.0001 par value; authorized, 50,000,000
  shares; issued and outstanding, 18,898,628 shares at
  September 30, 2001                                                      1,889
Additional paid-in capital                                           10,732,284
Accumulated deficit                                                  (1,966,609)
                                                                   ------------

     Total Stockholders' equity                                       8,767,564
                                                                   ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                         $ 10,553,338
                                                                   ============

                             OPEN DOOR ONLINE, INC.
                            STATEMENTS OF OPERATIONS
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
                                   (UNAUDITED)

                                               September 30,       September 30,
                                                   2001                2000
                                               ------------        ------------
Revenues
Net sales                                      $     (3,125)       $    (23,364)
Cost of sales                                             0              (9,123)
                                               ------------        ------------
Gross profit                                         (3,125)            (14,241)

Operating Expenses:
Payroll and payroll taxes                            23,750              92,920
Consulting Expenses                                                      57,636
Depreciation and amortization                        10,429               9,578
Professional fees                                   151,567
Supplies                                                                  7,337
Telephone                                             1,608               3,042
Travel and entertainment                              4,489              14,192
Other                                                13,772              10,511
                                               ------------        ------------
     Total operating expenses                       205,615             195,216

     Operating income (loss)                       (208,740)           (209,457)
Interest income (expense)                           (13,287)             (6,332)
                                               ------------        ------------
NET INCOME (LOSS)
                                               $   (222,027)       $   (215,789)
                                               ============        ============
Net loss per common share                      $      (0.14)       $      (0.21)
                                               ============        ============
Weighted average number of common shares
  outstanding                                    15,664,551          10,446,347
                                               ============        ============

              See accompanying notes to these financial statements

                             OPEN DOOR ONLINE, INC.
                            STATEMENTS OF CASH FLOWS
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
                                   (UNAUDITED)

                                                                     September 30,    September 30,
                                                                         2001             2000
                                                                     -------------    -------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income/(loss)                                                      $(222,027)       $(215,789)
Adjustments to reconcile net income (loss) to net cash (used in)
operating activities:
  Common stock issued for services                                       142,000          142,000
  Depreciation and amortization                                           10,429            9,578
                                                                       ---------        ---------
Changes in cash flows provided (used in) operating activities            (69,598)        (206,211)

Changes in operating assets and liabilities:
  (Increase) decrease in accounts receivable                              23,125          112,186
  (Increase) decrease in loans receivable                                 (4,265)           3,788
  (Increase) decrease in inventories
  (Increase) decrease in other assets                                      6,044
  Increase (decrease) in accounts payable                                (56,807)
  Increase (decrease) in royalties payable                                38,397             (364)
  Increase (decrease) in accrued expenses                                  7,854            4,408
                                                                       ---------        ---------
  Net cash (used in) operating activities                                 (4,487)        (136,956)
                                                                       ---------        ---------
CASH FLOWS FROM INVESTING ACTIVITIES
  Acquisition of web site                                                (17,983)

CASH FLOWS FROM FINANCING ACTIVITIES
  Principal advances on notes payable and long-term debt                   4,487          154,689
  Principal repayment of short-term debt
  Sale of common stock                                                        --               --
                                                                       ---------        ---------
Net cash (used in) provided by financing activities                        4,487          154,689
                                                                       ---------        ---------

NET INCREASE (DECREASE) IN CASH                                                0             (250)

Cash and cash equivalents - beginning of period                                0              250
Cash and cash equivalents - end of period                              $       0        $       0
                                                                       =========        =========

              See accompanying notes to these financial statements

                             OPEN DOOR ONLINE, INC.
                            STATEMENTS OF OPERATIONS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
                                   (UNAUDITED)

                                               September 30,       September 30,
                                                   2001                2000
                                               ------------        ------------
Revenues:
Net sales                                      $     (8,882)       $    570,125
Cost of sales                                             0             319,364
                                               ------------        ------------
Gross profit                                         (8,882)            250,761

Operating Expenses:
Payroll and payroll taxes                            47,500             289,470
Selling expenses
Bad Debt expense                                     26,403              26,403
Consulting expenses                                  76,348
Depreciation and amortization                        31,287              28,735
Professional fees                                   228,466              65,674
Rent                                                  9,600
Supplies                                              9,327
Telephone                                             2,967               6,549
Travel and entertainment                              4,489              32,181
Other                                                68,309              37,330
                                               ------------        ------------
     Total operating expenses                       409,421             581,617

     Operating income (loss)                       (418,303)            (82,856)
Interest income (expense)                           (41,723)            (16,108)
                                               ------------        ------------
NET INCOME (LOSS)                              $   (460,026)       $   (346,964)
                                               ============        ============

Net loss per common share                      $      (0.03)       $      (0.03)
                                               ============        ============
Weighted average number of common shares
  outstanding                                    15,664,551          10,446,347
                                               ============        ============

See accompanying notes to these financial statements

                             OPEN DOOR ONLINE, INC.
                            STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
                                   (UNAUDITED)

                                                                  September 30,    September 30,
                                                                      2001             2000
                                                                  -------------    -------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income/(loss)                                                   $(468,908)       $(346,964)
Adjustments to reconcile net (loss) to net cash (used in)
operating activities:
  Common stock issued for services                                    420,989
  Depreciation and amortization                                        31,287           28,735
                                                                    ---------        ---------
Changes in cash flows provided (used in) operating activities         (16,632)        (318,229)

Changes in operating assets and liabilities:
  (Increase) decrease in accounts receivable                           27,731         (153,322)
  (Increase) decrease in loans receivable                              (4,265)          24,762
  (Increase) in inventories                                                             (8,603)
  (Increase) decrease in other assets                                  (2,000)
  Increase in accounts payable                                         92,238              931
  Increase in royalties payable                                                        195,583
  Increase (decrease) in accrued expenses                              13,736           10,770
                                                                    ---------        ---------
  Net cash (used in) operating activities                             110,808         (248,108)
                                                                    ---------        ---------
CASH FLOWS FROM INVESTING ACTIVITIES
  Acquisition of equipment                                             (6,000)         (18,626)

CASH FLOWS FROM FINANCING ACTIVITIES
  Principal advances on notes payable and long-term debt               70,503          305,980
  Principal repayment of short-term debt                             (183,476)         (73,653)
  Sale of common stock                                                     --               --
                                                                    ---------        ---------
Net cash (used in) provided by financing activities                  (113,573)         213,701
                                                                    ---------        ---------

NET INCREASE (DECREASE) IN CASH                                        (2,765)         (34,407)
Cash and cash equivalents - beginning of period                         2,765           34,657
                                                                    ---------        ---------
Cash and cash equivalents - end of period                           $       0        $     250
                                                                    =========        =========

See accompanying notes to these financial statements

                             Open Door Online, Inc.
                          Notes to Financial Statements
              for the Nine months Ended September 30, 2001 and 2000


NOTE 1 - ORGANIZATION

Open Door Records, Inc. ("Open Door") was incorporated in the state of Rhode Island on November 20, 1997. The Company had no operations during 1997.

In June 2000, Open Door entered into a stock exchange agreement with Genesis Media Group, Inc. ("Genesis") accounted for as a reverse acquisition whereby all of Open Door's outstanding stock would be acquired in exchange for stock of Genesis. On an aggregate basis, Genesis shareholders received 0.0333 shares of the Company for each share of Genesis common stock. In addition, the agreement provides for the resignation of management and directors of Genesis and the appointment of directors and executives selected by Open Door. This agreement was completed as of September 30, 2000, whereupon the resulting entity changed its name to Open Door Online, Inc. (the "Company") and state of incorporation to New Jersey. The combination of Open Door with Genesis was accounted for as a tax-free exchange under the Internal Revenue Code.

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

Line of Business

The business of the Company to date has derived revenue from providing promotion, production and studio recording services to music artists. The Company also has artist distribution contracts for the sale of recorded music for which the Company receives up to 75% of the wholesale price of each recording sold. During this fiscal little product has been shipped and more product from prior shipments has been returned.

The Company is in the process of developing an internet presence for the sales and marketing of music and related products through the internet and expanding its promotion, production and recording services to the entertainment and music markets. Delays have been incurred for the production of revenue from the sight due to lack of capital directly related to the cost of ongoing litigation with prior officers of the Company.

Revenue Recognition

Our recording studio revenue is derived mainly from studio rental for which we supply the facility, recording equipment, and the studio engineer. Recording studio time is billed at $350 per day and recognized upon the completion of the recording days contracted. No sales this year.

                             Open Door Online, Inc.
                          Notes to Financial Statements
              for the nine months ended September 30, 2001 and 2000


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

Record and production equipment             5-7 Years
Website development                         5-7 Years
Leasehold improvements                      3-10 Years

                             Open Door Online, Inc.
                          Notes to Financial Statements
              for the nine months ended September 30, 2001 and 2000


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

NOTE 3 - PROPERTY AND EQUIPMENT

Depreciation and amortization for the three months ended September 30, 2001 and 2000 were $10,429 and $9,578, respectively.

Property plant and equipment consist of the following:

                                                           September 30,
                                                     --------------------------
                                                       2001             2000
                                                     ---------        ---------
Production equipment                                 $ 124,305        $ 124,305
Web site development                                    63,255           57,836
Office equipment, furniture and fixtures                10,375            3,019
Intellectual property                                    6,000
                                                     ---------        ---------
                                                       203,935          185,160
Less accumulated depreciation and amortization        (106,231)         (64,508)
                                                     ---------        ---------
                                                     $  97,704        $ 120,652
                                                     =========        =========

                             Open Door Online, Inc.
                          Notes to Financial Statements
              for the nine months ended September 30, 2001 and 2000


NOTE 4 - STOCK TRANSACTIONS - RELATED PARTY

During 1998 and 2000, Mr. DeBaene has been a lender of funds to Open Door Records and subsequently to Open Door Online, Inc. As of December 31, 1998 and September 30, 2000, the outstanding balances due him are $113,643 and $498,622, including interest expense of $3,643 and $8,224, respectively. Interest rates range from 12% to 20% per annum. On January 12, 2001 Mr. DeBaene was granted a option to convert debt owed to him into common shares at a conversion price equal to the average of the closing bid price for the twenty trading days prior to the date of the request for conversion. The closing bid price on the date of the grant was $0.31. The option could be exercised immediately requiring a calculation to identify any possible accounting charge for a beneficial conversion. The calculation requires the identification of the average closing bid price for the twenty trading days immediately preceding January 12, 2001, which was $0.33 or $0.02 higher than the closing bid price on the grant date indicating no beneficial conversion charge required. On March 7, 2001, Mr. DeBaene converted $474,895 of this debt into 1,158,280 shares based on the average closing bid price of our Common Stock over the twenty-day period preceding the conversion at a value of $0.41. Mr. DeBaene is the only recipient of all shares related to the conversion.

August 8, 2001 Mr. DeBaene converted $47,500 of accrued payroll to 351,000 common shares at $0.135 per share.

NOTE 5 - COMMON STOCK

Genesis was the nominal acquirer in the Open Door Records, Inc. transaction in which Open Door was the nominal acquiree in the reverse acquisition. As the legal acquirer, the Genesis balances at January 1, 2000 were adjusted to reflect the business combination and to give effect to the one for thirty reverse split of the Genesis shares as of September 30, 2000 retroactive to January 1, 2000 in accordance with FASB Statement No. 128. The Company issued a total of 8,181,665 shares for former Open Door Records, Inc. holders and to promoters and sponsors of the transaction. The outstanding stock of the Company was 11,291,465 shares and 7,000,000 shares at September 30, 2000 and 1999, respectively.

NOTE 6 - EARNINGS PER COMMON SHARE

Earnings per share of common stock have been computed based on the weighted average number of shares outstanding. The weighted average number of shares used to compute the earnings per share at September 30, 2001 was 15,664,551 as compared to 10,446,347 at September 30, 2000.

                             Open Door Online, Inc.
                          Notes to Financial Statements
              for the nine months ended September 30, 2001 and 2000


NOTE 7 - RECENT EVENTS

Negotiations for various acquisitions have ceased during the quarter directly in relation to the ongoing litigation between the Company and prior officers.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     RESULTS OF OPERATIONS

For the three months ended September 30, 2001 and September 30, 2000.

     SALES

     Sales consisted primarily of revenues derived from shipments of recorded music related to various distribution contracts for CD's by our distribution division, Open Door Records, and from the commercial operations of Open Door Studios. Sales for the quarter ending September 30, 2001 were $(3,125) an increase from the $(23,364) in the comparative quarterly period ended September 30, 2000. The majority of the sales increase was directly attributable to lower returns from overstocked retailers, the Company had set aside an adequate reserve for these returns.

     COST OF SALES

     Cost of Sales are normally primarily represented by CD and fulfillment operations and artist record promotions and royalties plus studio engineering cost. All costs for shipments this quarter were of products we paid for but which have been recouped from the royalties of the artists. The artist royalties were not recouped in the quarter ended September 30, 2001 resulting in no cost of goods. The cost of goods sold $(9,123) for the quarter ended September 30, 2000 was directly related to the cost of the returned items and their respective royalties.

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

     Expenses of $ 0 were incurred for the quarter ended September 30, 2001 and September 30, 2000.

     CONSULTING EXPENSES

     Consulting expenses for web site maintenance and hosting after the completion of the initial development process was completed and consultants who maintain the site added $0 for the quarter ended September 30, 2001 as compared to $57,636 to the expenses for the quarter ended September 30, 2000.

     BAD DEBT EXPENSE

     Bad debt expense decreased to $0 for the quarter ended September 30, 2001 and was also $0 for the quarter ended September 30, 2000. This cost is directly related to the reserve set aside for returns, because there were negative sales for the quarter no reserve was set aside.

     GENERAL AND ADMINISTRATIVE

     General and administrative expense consists primarily of salaries, legal and other administrative costs, fees for outside professionals and other overhead. General and administrative expense was $195,186 for the quarter ended September 30, 2001 an increase of 54.7% over the $128,002 for the period ended September 30, 2000. The increase is directly attributable to legal fees of $146,567 that were offset by a reduction in payroll of $69,170 for management.

     DEPRECIATION EXPENSE

     Depreciation and amortization expenses rose to $10,429 from $9,578 in the quarters ended September 30, 2001 and September 30, 2000, respectively. The increase is attributed to the full utilization of all equipment and the web site.

     INTEREST EXPENSE

     Net interest expense for the quarter ended September 30, 2001 was $13,287. Comparable interest costs for the corresponding quarter ended 2000 was $6,332. This increase was caused by the increase in borrowing for short-term debt. Interest costs may increase in future periods as the Company expands through a combination of debt and equity offerings.

For the nine months ended September 30, 2001 and September 30, 2000.

     SALES

     Sales consisted primarily of revenues derived from shipments recorded music related to various distribution contracts for CD's by our distribution division, Open Door Records, and from the commercial operations of Open Door Studios. Sales were $(8,882) for the nine months ended at September 30, 2001 from $570,125 in the comparative nine months ended September 30, 2000. The majority of the sales decrease was directly attributable to the operations to the lack of capital available to sign, promote or distribute artists.

     COST OF SALES

     Cost of Sales are normally primarily represented by CD and fulfillment operations and artist record promotions and royalties plus studio engineering cost. All costs for shipments this nine months were of products we paid for but which are recoupable from the royalties of the artists and therefore carried as a receivable. The artist royalties were the only costs this period. The Cost of Sales for the nine months ended September 30, 2001 were $0, compared to $319,364 in the nine months ended September 30, 2000, all of these costs were for artist royalties except for $12,800 for studio operations in the period ended September 30, 2000.

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

     Expenses of $ 0 were incurred for the nine months ended September 30, 2001 and September 30, 2000.

     CONSULTING EXPENSES

     Consulting expenses for web site maintenance and hosting after the completion of the initial development process was completed and consultants who maintain the site added $0 to the expenses for the nine months ended September 30, 2001. Site maintenance in the nine months ended September 30, 2000 was $32,554.

     BAD DEBT EXPENSE

     Bad debt expense remained constant at $26,403 for the nine months ended September 30, 2001.

     GENERAL AND ADMINISTRATIVE

     General and administrative expense consists primarily of salaries, legal and other administrative costs, fees for outside consultants and other overhead. General and administrative expense was $378,134 for the nine months ended September 30, 2001 compared to $491,623 in the corresponding period ended September 30, 2000. The decrease is attributable to reduced salaries for management of $241,970, the majority of which has been accrued, and increased professional fees of approximately $162,792 which are directly related costs to the ongoing litigation.

     DEPRECIATION EXPENSE

     Depreciation and amortization expenses rose to $31,287 from $28,735 in the nine months ended September 30, 2001 and September 30, 2000, respectively. The increase is attributed to the full utilization of all equipment and the web site.

     INTEREST EXPENSE

     Net interest expense for the nine months ended September 30, 2001 was $41,723 Comparable interest costs for the corresponding nine months ended 2000 was $16,108. This increase was caused by the increase in outstanding short-term debt over the comparative period.

     LIQUIDITY AND CAPITAL RESOURCES

     As of September 30, 2001 we had $0 cash. Sufficient cash to finance operations for the short term are required. Historically we have financed our operations with short-term convertible debt or through the issuance of equity in the form of our common stock. During the current nine months we issued repaid certain debt in the amount of $107,573 primarily through the issuance of common stock. Significant increases in capital will be required to fund our aggressive business plan and support the manufacturing and distribution requirements of our current distribution plans. While there is no assurance that we will be successful in raising the required capital, all indications through our current financing negotiations suggest that we will receive substantial capital.

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

     ACCOUNTS RECEIVABLE

     As of September 30, 2001 we had receivables that consisted of all prior remaining sales from June 2001 and all of the sales from the third quarter of 2001 offset by all the net returns from the periods. Contact has been made with the distributor in an attempt to receive payment for all outstanding receivables per our contract terms.

     RECOUPABLE ARTIST ADVANCES

     Our distribution agreements with artists require us to pay certain costs up front for the artist. These costs, depending on the contract, may include promotion, production, manufacturing, advertising, travel, etc. All of these advances are to be received from the sales of the artist recordings before any payment to the artist is made. In some instances the artist is to receive 50% of the net wholesale price we receive, in others only 25% goes to the artist. We have no reason to believe that these recoupable costs will not be received. In the event that the artists' music does not sell successfully to recoup these costs within nine months of the release of the recording we will take a charge to earnings for these costs. This account contains four artists at this time with the majority being from Jeru whose latest release on February 22, 2001 has already sold enough for us to recover the majority of our costs when payment for these shipments is received during the third quarter of 2001. The other artist will be slower to recoup but only account for $10,277 of the total. The Company will not advance more than $20,000 in costs for any given artist unless the pre-orders for the artists' next release exceed this amount. At no time will the Company advance costs that exceed the amount recoupable from the pre-orders plus $20,000. This method is in compliance with FASB Statement No. 50 paragraph 10 relating advances against future royalties.

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

     OPERATIONS

     Open Door Online, Inc. is restructuring operations in expectation of the conclusion of litigation with prior officers.

     FUTURE PLAN OF OPERATION

     Open Door Online, Inc. is currently developing a marketing and distribution plan to sell compilations of pre recorded music from its library and is actively seeking synergistic businesses to join as members of holding company for music and entertainment marketing, development and sales operations.

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

     All judgements entered to date are expected to offset previously recorded allowances or be recouped from the parties responsible for the various litigation.

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


                                        OPEN DOOR ONLINE, INC.
                                        (Registrant)


                                        /s/ David N. DeBaene
                                        ----------------------------------------
Dated: November 19, 2001                David N. DeBaene
                                        President and Chief Executive Officer


                                        /s/ Norman Birmingham
                                        ----------------------------------------
Dated: November 19, 2001                Norman Birmingham
                                        Chief Financial Officer