Form 10KSB
period 2001-12-31
OPEN DOOR ONLINE INC
filed 2002-05-20
CIK 1098125

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB
(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
      For the fiscal year ended DECEMBER 31, 2001
                                    OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
      For the transition period from ___________ to ___________


                           Commission file No. 0-30584

                             OPEN DOOR ONLINE, INC.
             (Exact name of registrant as specified in its charter)

          NEW JERSEY                                      05-0507504
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

               46 OLD FLAT RIVER ROAD COVENTRY, RHODE ISLAND 02816 (Address of principal executive offices) (Zip Code)

Registrant's telephone number, including area code: (401) 397-2659

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

     Issuer's revenues for the 12 months ended December 31, 2001: $ (32,243)

     The aggregate market value of the voting and non-voting common equity of the registrant held by non-affiliates of the registrant at May 15, 2002 was approximately $279,856 based upon the closing sale price of $0.05 for the Registrant's Common Stock, $.0001 par value, as reported by the National Association of Securities Dealers OTC on May 15, 2002.

     As of May 15, 2002 the registrant had 34,167,943 shares of Common Stock, $.0001 par value, issued with 21,842,943 outstanding.

                             OPEN DOOR ONLINE, INC.

                          ANNUAL REPORT ON FORM 10-KSB
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001


                                TABLE OF CONTENTS



                                                                            PAGE
                                                                            ----
                                     PART I

Item 1.    Business                                                            3

Item 2.    Properties                                                          6

Item 3.    Legal Proceedings                                                   7

Item 4.    Submission of Matters to Vote of Securities Holders                 8

                                     PART II

Item 5.    Market for the Registrant's Common Stock and Related
             Security Holder Matters                                           8
Item 6.    Management's Discussion and Analysis of Financial Condition
             and Results of Operations                                        11
Item 7.    Financial Statements                                               14
Item 8.    Changes in and Disagreements with Accountants on Accounting
             And Financial Disclosure                                         14

                                    PART III

Item 9.    Directors, Executive Officers, Promoters, and Control
             Persons; Compliance with Section 16(a) of Exchange Act           15
Item 10.   Executive Compensation                                             16
Item 11.   Security Ownership of Certain Beneficial Owners and
             Management                                                       17
Item 12.   Certain Relationships and Related Transactions                     19

                                     PART IV

Item 13.   Exhibit List and Reports on Form 8-K                               19

                                     PART I

ITEM 1.   BUSINESS

     RECENT DEVELOPMENTS

     In March 2002, the Company completed the acquisition of Anderson Associates Entertainment Group in the first of several expected acquisitions. This acquisition will provide concert promotion and new artist development opportunities immediately.

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

     GENERAL

     Open Door Online, Inc. is an entity that has provided traditional sales of recording of artists under distribution contracts and other prerecorded music and recording operations. The Board of Directors has embarked on a search for the acquisition of various businesses in the entertainment industry. The Company is searching for active, profitable, positive cash flow opportunities with seasoned management in place. The Company wishes to broaden its base of business to include recording studios, artist development and marketing, concert promotion, entertainment video production and distribution and marketing of various entertainment associated products.

     PRINCIPAL PRODUCTS OR SERVICES AND THEIR MARKETS

     Open Door Records, Inc. produces, records and markets pre-recorded music for sales worldwide. The operation distributes material for various artists and some of the artists it provided recording services to. During calendar year 2001 the business embarked on a re-organization after the departure in January of the Chief Operating Officer and prior resignation of the head of recording operations. Subsequent legal actions proffered against the Chief Executive Officer and later the Board of Directors and Company hampered our ability to do business but not our restructuring effort.

     COMPETITIVE BUSINESS CONDITIONS

     With respect to recorded music sales, Open Door Music sells products through a distribution contract to numerous retailers, including traditional music retail stores, chains and mega-stores, mass merchandisers, consumer electronics stores and music clubs.

     The US record industry grew to have in excess of fourteen billion dollars as acknowledged in various industry reports. The advent of Internet sites, attributed to what were previously mail order houses and record clubs is providing the majority of competition along with the newcomers CDNOW.com and Amazon.com. The mail order sites comprised in excess of 13.3% of the total market while the Internet provided 17.3% of sales in 2000.

     Many of our current and potential competitors in the Internet and the music entertainment businesses have longer operating histories, significantly greater financial, technical and marketing resources, greater name recognition and larger existing customer bases than we do.

     With respect to the recording industry, Open Door Records competes with major and other independent record labels in signing individual artists and groups to its record label. Some of the independent record labels Open Door Records competes with include TVT, Aftermath, Cash Money, Republic, Righteous Babe, Ruff Ryder and Rounder Records. Competition from the major recording labels includes the five major labels of Sony, Universal, WEA, EMI and BMG. The industry expects independent record labels to increase their share of the market by more than 10% over the next seven years. These five labels' current market share is approximately 74%. Success in this industry is often based on the ability of the record label to move decisively and quickly on music trends, artist signings and promotion. Open Door Records may not be able to compete with other record labels that have larger advertising and promotion budgets. Therefore, there is no guarantee that we can successfully compete in this industry.

     Our future success will depend heavily upon our ability to provide high quality, entertaining content, along with cutting edge technology and value added Internet service. Our failure to compete successfully in the music entertainment business would have a material adverse effect on our business, results of operations and financial condition.

     DEPENDENCE ON MAJOR CUSTOMERS

     We are not currently dependent on any major customers. The Internet has changed the way people shop by providing convenience and the ability to shop without leaving their home or office. We believe customers will log on to several sites searching for entertainment products and services, and we hope that customers will review sites that market our materials. Sales through our distribution system to conventional music retailers are currently the primary source of our retail sales and with their projected decline in market share become less of a dependency factor as we will compete directly with their marketing efforts. Any adverse economic factors will likely impact the industry as a whole.

     PROBABLE GOVERNMENTAL APPROVAL AND REGULATION

     We are unaware of any existing governmental regulations of our business as presently conducted. In the future, we expect to be subject, both directly and indirectly, to various laws and regulations relating to its business, although there are few laws or regulations directly applicable today to access the Internet. Due to the increasing popularity and use of the Internet, it is possible that a number of laws and regulations will be adopted governing commerce on the Internet. Such laws and regulations may cover issues such as user privacy, pricing, content, copyrights, distribution, sales and other use taxes and characteristics and quality of products and services. Further, the growth and development of the market for online commerce may prompt calls for more stringent consumer protection laws that may impose additional burdens on those companies conducting business online. The enactment of any additional laws or regulations could impede our ability to conduct our business, and could also impede the growth of the Internet generally. Either or both of these events could, in turn, decrease the demand for our business, or otherwise have an adverse effect on us. The applicability to the Internet of existing laws in various jurisdictions governing issues such as property ownership, sales and other taxes, contests and sweepstakes, libel, personal privacy, rights or publicity, language requirements and content restrictions, is uncertain and could expose us to substantial liability.

     In addition, several telecommunications carriers are seeking to have telecommunications over the Internet regulated by the Federal Communications Commission (the "FCC") in the same manner as other telecommunications services. For example, America's Carriers Telecommunications Association has recently filed a petition with the FCC for this purpose. If the petitions are granted, or if the relief sought therein is otherwise granted, the costs of communicating on the Internet could increase substantially, potentially slowing the growth in use of the Internet. Hearings have been held in the U.S. Senate during 2001 that included recording industry executives, artists, distributors, internet providers and recording watchdog agencies that may result in a clarification of the market, its operations over the internet and the payment of fee's for downloading material, methods of compiling royalties due and how to control internet piracy.

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

     EMPLOYEES

     We currently have one (1) full time who has entered into an employment agreement with certain terms of service.

     Resignation of employees depleted the staff in early 2001 making sales and marketing difficult and the operation of the recording studio impossible at that particular location.

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

     CERTAIN KEY CONSULTANTS

     The Company currently has one key Consultant providing accounting and business management services. Other Consultants are will be added during the second quarter of fiscal 2002 with the implementation of various re-organization elements.

     FAMILY RELATIONSHIPS

     There are no family relationships between the directors, executive officers or any other person who may be selected as one of our directors or executive officers.

ITEM 2. PROPERTIES

     Real Property. In January 2000 we entered into a monthly rental arrangement to rent approximately 600 sq ft of office space at 46 Old Flat River Rd., Coventry, RI. This office houses the Company headquarters. The monthly rental is $600 per month.

     All prior leased space was relinquished during fiscal year 2001.

     Equipment. Open Door Online currently owns approximately $135,000 of equipment used in conjunction with its recording and production studio. Certain recording equipment was illegally removed from the Company's possession and has not been returned although a court order requiring its return has been issued.

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

     The Company released its first compilation, The Best of the Best, A Time Remembered that was marketed in December 2001. Other compilations are expected to be released in fiscal 2002.

ITEM 3. LEGAL PROCEEDINGS

     We are currently a party to suits that were either known to have been or threatened to be filed against Genesis Media Group, Inc. prior to the time of the acquisition and were not disclosed to the current management and some that were defended but for which judgments were received. However a charge of $500,000 was taken in fiscal 1999 to establish a reserve for known debts and contingencies of prior management. These judgments, when paid, will be applied to the reserve with no further charge to the Company until the reserve is depleted. The reserve has been offset by known judgments concluded in 2001 totaling $86,486.

     To date eight suits filed after the merger of Open Door Records and Genesis Media Group, Inc. have been awarded judgments or have been settled in an aggregate amount of approximately $115,500 plus fee's, costs and interest.

     There are seven additional suits either filed or threatened resulting from the prior operations of Genesis Media Group, Inc. These suits may cause the reserve to be inadequate. No additional charge has been taken as none of the suits expected to reach the judgment stage in fiscal 2002in the aggregate will cause the reserve to be exceeded.

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

     Open Door Online, Inc. has nine suits that have either reached a judgment phase or are pending in courts. All suits have arisen in the normal course of operations and are a direct result of the lack of cash flow available to pay operational debts or repay loans previously made to the Company. All amounts for these suits have been previously expensed as they occurred except for legal fees, related costs and interest, as they are unknown at this reporting.

     Various artists and individuals threaten additional lawsuits over accrued royalties, failure of distribution agreements and other contractual obligations. All known amounts for these have been accrued. The Company believes it has adequately provided for all such costs, net of recoverable amounts from third parties.

     Prior officers and directors filed suit against the Company to recover unpaid payroll and expenses and to reinstate notes previously payable for which stock had been paid in settlement of such amounts. A suit of similar nature was filed in New Jersey and dismissed for lack of jurisdiction. This suit did not include the Company as a defendant. In an attempt to continue their takeover efforts the original plaintiffs filed suit in the United States District Court in New Jersey adding additional plaintiffs and the Company as a defendant. This suit was also dismissed, with prejudice, for lack of jurisdiction. The known expenses and payroll plus estimates of additional expenses have been accrued. No additional liabilities have been added to the accounting records as none of the disputed shares received for the payment of notes have been returned nor would they be accepted. The Board of Directors gave the President the authority to file an action against these parties to recover the damages caused by their actions and breach of fiduciary responsibility.

     In February 2001, the Company filed an action against Thomas R. Carley seeking to enjoin him from selling 175,000 free-trading shares which he had not paid for. The action was amended in May 2001 alleging breach of fiduciary duties and other matters and added a defendant Camille Barbone.

     In May 2001, the Company brought suit against Camille Barbone the Superior Court of Rhode Island for breach of fiduciary duty and various other complaints. The suit was answered after a delay but brought none of the counter claims that were originally claimed in her suit against the Company meaning that they may not ever be brought again against the defendants of either suit. Ms. Barbone and Mr. Carley are currently seeking to settle the case.

ITEM 4. SUBMISSION OF MATTERS

     None.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     1. MARKET INFORMATION

     The following table sets forth high and low bid and asked prices derived from the National Association of Securities Dealers Over the Counter Bulletin Board Quotation System or for the periods of fiscal year 2001 and June 2000 and prior months in fiscal year 2000 from the OTC Pink Sheets.

                                    Bid Prices                 Ask Prices
                                 ---------------             --------------
                                 High        Low             High       Low
                                 ----        ---             ----       ---
Open Door Online, Inc.
2001
January 1 - January 31           .25         .17             .30        .20
February 1 - February 29         .17         .08             .16        .05
March 1 - March 31               .14         .06             .08        .05
April 1 - April 30               .13         .10             .10        .08
May 1 - May 31                   .10         .10             .10        .10
June 1 - June 30                 .13         .07             .10        .07
July 1 - July 31                 .13         .08             .10        .08
August 1 - August 31             .16         .14             .12        .08
September 1 - September 30       .24         .20             .17        .12
October 1 - October 31           .17         .14             .15        .10
November 1 - November 30         .18         .18             .15        .10
December 1 - December 31         .13         .09             .09        .09

Open Door Online, Inc.
2000
January 1 - January 31           .60         .3125           .625       .51
February 1 - February 29         .50         .3125           .625       .32
March 1 - March 31               .70         .32             .75        .32
April 1 - April 30               .73         .45             .73        .56
May 1 - May 31                   .48         .40             .50        .43
June 1 - June 30                 .92         .45            1.01        .51
July 1 - July 31                1.46         .77            1.62        .80
August 1 - August 31             .9375       .5625          1.15        .625
September 1 - September 30       .625        .38             .8125      .40
October 1 - October 31           .44         .33             .68        .33
November 1 - November 30         .8125       .27            1.0625      .32
December 1 - December 31         .49         .30             .4375      .30

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

     As of May 15, 2002, except for 5,597,114 free trading shares, all other shares issued by Open Door Online are "restricted securities" within the meaning of Rule 144 under the Securities Act of 1933. Ordinarily, under Rule 144, a person holding restricted securities for a period of one year may, every three months, sell in ordinary brokerage transactions or in transactions directly with a market maker an amount equal to the greater of one percent of Open Door Online's then-outstanding Common Stock or the average weekly trading volume during the four calendar weeks prior to such sale. Future sales of such shares could have an adverse effect on the market price of the Common Stock.

(b) HOLDERS

     As of May 15, 2002, there were approximately 276 registered holders of free-trading shares and 99 holders of Open Door Online's restricted Common Stock, as reported by Open Door Online's transfer agent. Some holders own both free trading and restricted shares and would be included in both classifications above.

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

(d) REPORTS TO SECURITY HOLDERS

     On January 4, 2000, we became a reporting company, subject to the reporting requirements set forth under the 1934 Securities Exchange Act. We have filed all required Forms 10-KSB, 10-QSB, 8-K and Schedules 13D along with appropriate proxy materials for the annual meeting in fiscal 2001. In addition, Paragraph 16(a) of the Securities Exchange Act requires our executive officers and directors, and persons who own 10% or more of a registered class of our equity securities to file reports of ownership and changes in ownership with the Securities and Exchange Commission if we and our equity securities meet certain requirements.

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

     David N. DeBaene failure to file Form 4 for the month of February 2001 plus February and March 2002.

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

2. RECENT SALES OF UNREGISTERED SECURITIES

     On September 13, 2001, Open Door Online, Inc. issued 3,730, 883 restricted common shares for the payment of debt. These shares were issued with reliance on an exemption from registration requirements provided in Section 4(2) of the Securities Act of 1933.

     In June 2001, the Company issued 888,381restricted common shares in lieu of cash to certain note holders who had submitted conversion notices. These shares were issued with reliance on an exemption from registration requirements provided in Section 4(2) of the Securities Act of 1933.

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

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The "Management's Discussion and Analysis of Financial Condition and Results of Operations" included herein should be read in conjunction with the financial statements for the years ended December 31, 2001 and for the year ended December 31, 2000, respectively, and the related notes to each statement appearing elsewhere in this Form 10-KSB. In addition to historical information, the following discussion and other parts of this Form 10-KSB contain forward-looking information that involves risks and uncertainties. Actual results could differ materially from those anticipated by this forward-looking information due to factors discussed in other sections of this Form 10-KSB.

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

     Revenue from Internet sales for products that we do not own and substantially act as agent for are recorded at the amount of compensation to be received by us at the time of sale.

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

         The financial data includes the results of operations of Open Door Online, Inc. for December 31, 2001 and 2000.

                                             December 31,           December 31,
                                                 2001                   2000
                                                 ----                   ----
Summary of Operations
Net Revenues                                 $    (32,243)         $    434,200

Cost of Sales                                           0               299,731
Gross Profit                                      (32,243)              134,469
Operating Expenses                                620,136               931,745
Net Profit (Loss)                                (652,379)             (877,695)
Summary Balance Sheet Data
Total Assets                                 $ 10,501,696          $ 10,600,096
Total Liabilities                               1,917,604             1,784,614
Shareholder's Equity                            8,584,092             8,815,482

     2001

     Open Door Online, Inc. has chosen to shift its focus to become a holding company for existing entertainment operations that operate as wholly owned subsidiaries. These subsidiaries are to be in recording, artist development concert promotion and additional marketing of entertainment related products.

     Several contacts have been made with reputable entertainment industry managers that will allow the Company to acquire operations to meet its newly defined business model. Financing for various acquisitions and promotions is currently being sought. While there is no guarantee that the financing will be secured, management is confident that with the recovering economy financing opportunities will be more readily available.

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

     In October discussions began about finding a merger partner or to sell the Company. Various negotiations took place and a letter of intent and an agreement were signed in October and November 2000, respectively. The acquisition, properly classified as a reverse merger was subsequently rescinded. The President of the Company is negotiating strategic alliances to market the music library utilizing certain advertising media and distribution agreements. The licensing and royalty rights are currently being researched and releases sought for the production and distribution of compilations on approximately 6% of the music library.

     RESULTS OF OPERATIONS

     SALES

     From inception to December 31, 2001, revenues have primarily consisted of the sale of CD's from our distribution division, Open Door Records, and from the commercial operations of Open Door Studios. Sales decreased to $(32,243) as a result of product returns at December 31, 2001 from $434,200 the period ended December 31, 2000. Limited new shipments of product were made during 2001 and were surpassed by returns of previously shipped products. The majority of the sales in 2000 were directly attributable to the sales of our first artist release Jeru the Damaja which has sold $401,602. Revenues from the studio were reduced to $0 down $23,000 from fiscal 2000's revenue.

     COST OF SALES

     Cost of Sales, primarily represent CD and fulfillment operations and artist record promotions and royalties plus studio engineering cost. Future costs may include Internet site maintenance and programming, connectivity charges and supplies. The Cost of Sales for the year ended December 31, 2001 were $0 down from $299,731 from the year ending December 31, 2000.

     Cost of Sales for the year ended December 31, 2001 for Open Door Online, Inc. did not exist as all cost of product returned is subject to recovery from the artist and not a function of inventory. As sales volume increases, the cost of sales, as a percentage of sales, should decrease since fixed costs are spread over a greater base.

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

     Expenses of $10,632 were incurred for the year ended December 31, 2001 a decrease of 61.8% over the $27,806 expended in the prior year ended December 31, 2000. This decrease was directly relational to the lack of promotional expenses for marketing new artists.

     CONSULTING EXPENSES

     Consulting expenses for web site maintenance and hosting after the completion of the initial development process was completed and consultants surrounding the implementation of artist signing and promotions added $5,000 to the expenses for the year ended December 31, 2001 compared with $69,259 for the year ended December 31, 2000. The decrease is attributable to lack of new artists and marketing.

     GENERAL AND ADMINISTRATIVE

     General and administrative expense consists primarily of salaries, legal and other administrative costs, fees for outside consultants and other overhead. General and administrative expense was $533,547 for the year ended December 31, 2001 compared to $798,928 for the year ended December 31, 2000. It is anticipated that overall general and administrative expense will decrease as a percentage of revenue as revenue increases. These expenses were reduced substantially in 2001 continuing a trend that began in the fourth quarter of fiscal 2000 and will decrease further with the reduction of payroll, public company related costs, reduced rents and professional fees. Legal fees increased approximately $194,000 in fiscal 2001.

     DEPRECIATION EXPENSE

     Depreciation and amortization expenses increased to $70,957 from $38,313 in the years ended December 31, 2001 and December 31, 2000, respectively. The increase was attributed to the write off of obsolete items and the remaining leasehold improvements plus the complete write off of the web site development that was not used in 2001.

     INTEREST EXPENSE

     Net interest expense for the year ended December 31, 2001 was $40,212. Comparable interest costs for the year ended 2000 were $80,431. This decrease was caused by the reduction of notes payable that converted to stock during 2001.

     LIQUIDITY AND CAPITAL RESOURCES

     As of December 31, 2001 we had $0. Bills were being paid on as needed basis with funds borrowed by the Company up to the required amount for payment. Historically we have financed our operations with short-term convertible debt or through the issuance of equity in the form of our common stock. During the year ended December 31, 2001 we borrowed $84,176. During the period ended December 31, 2000 we raised $248,331 through issuance of notes. New capitalization will be required in the event a merger, sale or acquisition of a subsidiary with cash reserves is completed. There is no assurance that we will be successful in raising the required capital or completing any other transaction.

     FUTURE PLAN OF OPERATION

     Our objective is to create revenue from strategic alliances capable of promoting and distributing compilations from our music library. We intend a merger or acquisition to provide a solid base for the future. The operations have been pared to the bare minimum with the President being the only full time employee and a part-time Chief Financial Officer that will need to be replaced after the filing of our first quarter 2002 Form 10-QSB. The resignation of the Chief Financial Officer will be effective immediately upon the acceptance of such filing.

ITEM 7. FINANCIAL STATEMENTS

     The financial statements for this section may be found beginning with page F-1.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     There has been no disagreement with our independent auditor.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

     As of May 15, 2002, our directors and executive officers, their ages, positions, the dates of their initial election or appointment as director or executive officer, and the expiration of the terms as directors are as follows:

            Name           Age                     Position
            ----           ---                     --------

     David N. DeBaene       43   President, Chief Executive Officer and Director

     Edmond L. Lonergan     55   Director

     Norman J. Birmingham   47   Treasurer, Chief Financial Officer and Director

     Steev Panneton         43   Secretary and Director

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

     Edmond L. Lonergan, over the last five years, has been involved in business consulting and the insurance field. From February 1994 to July 1996, Mr. Lonergan was President of an Insurance Company called Insurance Providers of American. He was self-employed from July 1996 to May 1998, as a business consultant. Mr. Lonergan has owned and operated Corporate Architects, Inc., a merger and acquisition consulting business specializing in reverse mergers of private companies into inactive public companies, since May 1998. Mr. Lonergan originally became a director June 17, 1999 he resigned in June 2000 and was elected at the annual shareholder's meeting in March 2001.

     Norman J. Birmingham is currently the President of American Commerce Solutions, Inc. (OTCBB: AACS) having been selected for the position in March 2002. He has served as President of Patina Corp., a holding company for construction demolition and asbestos abatement companies and other operations, since April of 1999 and subsequently after a merger with American Commerce Solutions, Inc. f/k/a JD American Workwear, Inc. a director, treasurer and Chief Financial Officer from January 2000 to April 2001. From September 1998 to January 1999, Mr. Birmingham served as Chief Financial Officer of Mediforce, Inc., a medical products company. Mr. Birmingham was Chief Financial Officer for General Environmental Technologies, Inc., a holding company for three demolition companies, from January 1998 to September 1998. From November 1995 to August 1997, he served as President and Chief Financial Officer for Westmark Group Holdings, Inc., a holding company for wholesale mortgage companies. In addition, he served as President of Heart Labs of America, Inc. from November 1995 to June 1996. Mr. Birmingham was President of Budget Services and provided accounting, tax and financial planning services from September 1986 to July 1997. Mr. Birmingham became an officer of Open Door Online in February 2000 and a director in June 2000.

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

ITEM 10. EXECUTIVE COMPENSATION

     No compensation or directors fees have been paid to any executive officers or directors of Open Door Online or Open Door Records, Inc. from November 1997, the date of Open Door Records' inception, to the date hereof. On November 15, 1999, we entered into three-year employment agreements with Mr. DeBaene. Under the agreements, each is entitled to receive a base annual salary of $95,000 during the period of November 15, 1999 to December 31, 2000. The salary will be increased annually, effective January 1st of each year, except in year one, by an amount of 13% or higher as determined by the Board of Directors. In addition to the base salary amounts, Mr. DeBaene will receive incentive bonuses ranging from 1-3% of our after-tax profits, standard benefits such as health and life insurance, disability payments and reimbursement of reasonable business expenses.

     In addition, on March 1, 2000, we entered into three-year employment agreements with Mr. Birmingham. Under the agreement he is entitled to receive a base annual salary of $75,000 during the period of March 31, 2000 to December 31, 2000. The salary will be increased annually, effective January 1st of each year, except in year one, by an amount of 13% or higher as determined by the Board of Directors. In addition to the base salary amounts, each will receive incentive bonuses ranging from 1-3% of our after-tax profits, standard benefits such as health and life insurance, disability payments and reimbursement of reasonable business expenses. Mr. Birmingham terminated his agreement immediately following the acceptance of the filing of this Form 10-KSB and the Form 10QSB for the period ending March 31, 2001.

     Compensation paid to the officers and directors of Open Door Records, Inc., and Open Door Online, Inc. during 2001 was as follows:

                           SUMMARY COMPENSATION TABLE

                                                                               Long Term Compensation

                                            Annual Compensation                  Awards         Payouts
                                     ---------------------------------  ----------------------  -------
                  (a)         (b)       (c)         (d)        (e)          (f)        (g)         (h)         (i)

                                                             Other      Restricted  Securities                 All
              Name and                                       Annual        Stock    Underlying    LTIP         Other
              Principal                                      Compensa-    Award(s)   Options/    Payouts   Compensation
              Position     Year      Salary($)   Bonus ($)   tion ($)       ($)      SARs (#)      ($)          ($)
              --------     ----      ---------   ---------   --------       ---      --------      ---          ---
CEO and       David N.     2001      $110,083    $ - 0 -     $ - 0 -      $ - 0 -    $ - 0 -     $ - 0 -     $ - 0 -
President     DeBaene      2000      $ 24,574

     DEFERRED SALARY

     Mr. DeBaene has deferred $47,500 of his 2001 salary. All the value received in 2001 was from the acceptance of 870,315 shares of common stock.

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

                                                                    Shares
                                                                 Beneficially       Percent of
     Title of Class         Name/Address of Owner                   Owned             Class
     --------------         ---------------------                   -----             -----
     Common            David N. DeBaene                            5,658,415          25.91%
                       46 Old Flat River Road
                       Coventry, Rhode Island (D)

     Common            Norman J. Birmingham                          500,000           1.51%
                       46 Old Flat River Rd.
                       Coventry, RI 02813 (D)

     Common            Steev Panneton                                200,000           2.29%
                       46 Old Flat River Rd.
                       Coventry, RI 02813 (D)

     Common            Edmond L. Lonergan                          1,981,666           9.07%
                       46 Old Flat River Rd.
                       Coventry, RI 02813 (D)

     Common            DJS Investors (iv)                          1,905,000           8.72%
                       275 Crescent St.
                       West Bridgewater, MA 02379

     Common            All Officers and Directors over 5% per     10,445,081          47.82%
                       Individual

     Common            All Officers and Directors                  8,540,081          38.78%

Notes:    (D)   Officer and/or Director of the Company

          (i) All Percentages are calculated based upon 34,167,943 shares outstanding as of the date of the filing of this Form 10-KSB.

          (ii) As of May 155, 2002, we had 5,597,114 free trading shares outstanding and 16,245,829 restricted shares outstanding for a total of 21,842,943 shares.

          (iii) All common shares are entitled to 1 vote per share. There are no other shares with voting rights.

          (iv) Donna Petronelli owns 100% of the shares of DJS Investors, and therefore is the beneficial owner of these shares. Her address is 275 Crescent Street, Bridgewater, MA 02379.

          (v) Edmond L. Lonergan is the beneficial owner of Corporate Architects, Inc., which holds 1,981,666 common shares.

     SECURITY OWNERSHIP OF MANAGEMENT

                                                       Shares
                                                    Beneficially    Percent of
     Title of Class    Name/Address of Owner            Owned          Class
     --------------    ---------------------            -----          ------
     Common            David N. DeBaene               5,658,415        25.91%

     Common            Edmond L. Lonergan             1,981,666         9.07%

     Common            Norman J. Birmingham             500,000         1.51%

     Common            Steev Panneton                   400,000         2.29%

     (1) All percentages are calculated based upon 21, 842,943 shares of common stock of Open Door Online issued and outstanding as of the date of filing this Form 10-KSB.

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

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Mr. DeBaene has been a lender or guarantor of funds to Open Door Online. As of December 31, 2001 and 2000, the outstanding balances due him to lenders for which he has guaranteed amounts are $41,949 and $113,000, including interest expense of $2,927 and $4,237, respectively. Interest rates range from 12% to 20% per annum. On March 7, 2000, Mr. DeBaene converted $474,895 of this debt into 1,158,280 shares based on the average bid price of our Common Stock over the twenty-day period preceding the conversion. He has elected not to convert any of the guaranteed debt outstanding incurred prior to the initial filing. Mr. DeBaene converted $100,000 of his debt in February 2001 for which the Company issued 3,333,333. At no time has Mr. DeBaene received any consideration, directly or indirectly, for the amounts he has guaranteed.

ITEM 13. EXHIBITS, LIST AND REPORTS ON FORM 8-K

     (a) The following exhibits are to be filed as part of this Form 10-KSB, all items have been previously filed with Form 10-SB/A:

EXHIBIT NO.                IDENTIFICATION OF EXHIBIT


3.1*      Articles of Incorporation

3.2*      By-laws

10.1* Stock Exchange Agreement between Genesis Media Group, Inc. and Open Door Records, Inc. Employment Agreement between Open Door Online, Inc. and 10.2* David N. DeBaene

10.3*     Employment Agreement between Open Door Online, Inc. and Camille M.
          Barbone

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

DATED: May 20, 2002                     OPEN DOOR ONLINE, INC.

                                        By: /s/ DAVID N. DEBAENE
                                                David N. DeBaene
                                                CEO, President and Director

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE                                TITLE                         DATE
---------                                -----                         ----

/s/ Edmond L. Lonergan          Director                            May 20, 2002

/s/ Norman J. Birmingham        Treasurer , Director and            May 20, 2002
                                  Chief Financial Officer

/s/ Steev Panneton              Secretary                           May 20, 2002

                         PART F/S FINANCIAL STATEMENTS

                          INDEX TO FINANCIAL STATEMENTS

OPEN DOOR ONLINE, INC.:

Report of Independent Accountants

Balance Sheets - December 31, 2001 and 2000

Statements of Operations for the two years ended December 31, 2001

Statements of Stockholders' Equity for the two years ended December 31, 2001

Statements of Cash Flows for the two years ended December 31, 2001

Notes to Financial Statements for the two years ended December 31, 2001

                        Report of Independent Accountants

To The Board of Directors
Open Door Online, Inc.
Providence, Rhode Island

We have audited the accompanying balance sheets of Open Door Online, Inc. (formerly Genesis Media Group, Inc.) as of December 31, 2001 and 2000, and the related statements of operations, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all materials respects, the financial position of Open Door Online, Inc. as of December 31, 2001 and 2000 and the results of operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losing from operations and has depleted working capital that raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to the matters are also described in Note 1. The financial statements do not include any adjustment that might result from the outcome of this uncertainty.


                                             James C. Marshall, CPA, P.C.

Scottsdale, Arizona
May 20, 2002

                             Open Door Online, Inc.
                                 Balance Sheets
                           December 31, 2001 and 2000

                                     ASSETS

                                                            December 31,
                                                   ----------------------------
                                                       2001            2000
                                                   ------------    ------------
Current Assets
  Cash and cash equivalents                        $         --    $         --
  Accounts receivable - trade                            66,650         107,603
    Loans receivable - trade                            110,159         105,894
    Inventory                                             9,848           8,603
                                                   ------------    ------------
        Current Assets                                  186,657         221,100

Property and equipment, net of accumulated
  depreciation (Note 4)                                  60,034         122,991
Master music library (Notes 1 and 3)                 10,255,005      10,255,005
                                                   ------------    ------------
                                                   $ 10,501,696    $ 10,600,096
                                                   ============    ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
    Accounts payable                               $    401,422    $    417,134
    Payroll taxes and accrued expenses                  579,427         230,769
    Reserve for discontinued operations (Note 2)        413,514         500,000
    Judgments payable                                   110,596
    Notes payable                                       262,645         411,711
    Current portion of long term debt                   150,000         150,000
                                                   ------------    ------------
        Current liabilities                           1,917,604       1,709,614
Long term debt                                                           75,000
                                                   ------------    ------------
        Total liabilities                             1,917,604       1,784,614

Stockholders' Equity
  Common Stock, $0.001 par value,
    50,000,000 shares authorized, 18,898,628
    and 11,893,965 issued and outstanding,
    respectively (Note 7)                                 1,890           1,189
    Additional paid in capital                       10,732,283      10,311,994
    Accumulated deficit                              (2,150,081)     (1,497,701)
                                                   ------------    ------------
        Total Stockholders' Equity                    8,584,092       8,815,482
                                                   ------------    ------------
                                                   $ 10,501,696    $ 10,600,096
                                                   ============    ============

The accompanying notes are an integral part of these financial statements.

                             Open Door Online, Inc.
                            Statements of Operations
                    for the two years ended December 31, 2001

                                                           December 31,
                                                   -----------------------------
                                                       2001            2000
                                                   ------------    ------------
Revenue

Sales                                              $    (32,243)   $    434,200
                                                   ------------    ------------
                                                        (32,243)        434,200
Cost of sales                                                           299,731
                                                   ------------    ------------
Gross profit                                            (32,243)        134,469

Operating Expenses
  Administrative expenses                               119,555         444,167
  Salaries and payroll taxes                             95,000         359,592
  Professional and outside services                     294,412          89,673
  Amortization and depreciation                          70,957          38,313
                                                   ------------    ------------
     Total Operating Expense                            579,924         931,745
                                                   ------------    ------------
Loss from operations                                   (612,167)       (797,276)
Other Expenses
   Interest expense                                      40,212          80,419
                                                   ------------    ------------
Loss before income taxes                               (652,379)       (877,695)

Provision (benefit) of income taxes (Note 6)                 --              --
                                                   ------------    ------------
 Net Loss                                          $   (652,379)   $   (877,695)
                                                   ============    ============

Net loss per common share (Note 8)                 $      (0.04)   $      (0.08)
                                                   ============    ============

Weighted average shares outstanding                  17,020,217      10,691,063
                                                   ============    ============

The accompanying notes are an integral part of these financial statements.

                             Open Door Online, Inc.
                       Statements of Stockholders' Equity
                    for the two year ended December 31, 2001

                                        Common Stock
                                 -------------------------     Paid in     Accumulated
                                    Shares        Amount       Capital       Deficit         Total
                                 -----------   -----------   -----------   -----------    -----------
Balance at January 1, 2000        10,133,285         1,013     9,610,372      (620,006)     8,991,379

Issuance of Common Stock           1,158,280           116       474,779                      474,895

Issuance of stock for services       602,400            60       226,843                      226,903

Net Income/(Loss)                                                             (877,695)      (877,695)
                                 -----------   -----------   -----------   -----------    -----------
Balance at December 31, 2000      11,893,965   $     1,189   $10,311,994   $(1,497,701)   $ 8,815,482
                                 -----------   -----------   -----------   -----------    -----------
Issuance of Common Stock           5,337,663           534       370,445                      370,979

Issuance of stock for services     1,667,000           167        49,843                       50,010

Net Income/(Loss)                                                             (652,379)      (652,379)
                                 -----------   -----------   -----------   -----------    -----------
Balance at December 31, 2001      18,898,628   $     1,890   $10,732,282   $(2,150,080)   $ 8,584,092
                                 ===========   ===========   ===========   ===========    ===========

The accompanying notes are an integral part of these financial statements.

                             Open Door Online, Inc.
                            Statements of Cash Flows
                    for the two years ended December 31, 2001

                                                              December 31,
                                                         ----------------------
                                                            2001         2000
                                                         ---------    ---------
Cash Flows from Operations
     Net loss                                            $(652,379)   $(877,695)

  Adjustments to reconcile net loss to net cash used by operating activities:

  Amortization and depreciation                             70,957       38,313
  Issuance of stock for services                            50,010      226,903
                                                         ---------    ---------
Changes in cash flows (used) by operating activities      (531,412)    (612,479)

Changesin operating assets and liabilities (net
  of effects from acquisition of business):
  Accounts receivable                                       40,953       96,886
  Loans receivable - trade                                  (4,265)     (75,144)
  Inventory                                                 (1,245)      (8,603)
  Accounts payable                                         (15,712)      22,994
  Accrued payroll, taxes                                   348,658      116,884
                                                         ---------    ---------
    Net cash flow used by operating activities             368,389     (459,462)
                                                         ---------    ---------
Cash Flows from investing activities
  Acquisition of property, plant and equipment
                                                         ---------    ---------
    Net cash used in investing activities
                                                         ---------    ---------
Cash flow from financing activities
    Proceeds from issuance of debt net of repay            163,023
    Proceeds for issuance of Common Stock                               424,895
                                                         ---------    ---------
    Net cash provided by financing activities              163,023      424,895
                                                         ---------    ---------
Net increase (decrease) in cash and cash equivalents             0      (34,567)

Cash at January 1,                                               0       34,567
                                                         ---------    ---------
Cash at end of period                                    $       0    $       0
                                                         =========    =========

The accompanying notes are an integral part of these financial statements.

                             Open Door Online, Inc.
                          Notes to Financial Statements
                    for the two years ended December 31, 2001


Note 1 - Organization

     Open Door Records, Inc. ("Open Door") was incorporated in the state of Rhode Island on November 20, 1997. As the surviving entity from a merger with Genesis Media Group, Inc. in June 1999, Open Door Online, Inc. is a New Jersey corporation formed on June 20, 1987.

MANAGEMENT PLANS

     The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company had limited operations in 2001, had losses of $652,379 and $877,695 for the years ended December 31, 2001 and 2000, respectively, and has a deficit working capital. The Company expects to face many operating and industry challenges and will be doing business in a highly competitive industry.

     Capital reserves at December 31, 2001 were essentially depleted. As a result, the Company has severely restricted operations. The Company is trying to raise working capital through various debt and equity arrangements. If sufficient funds can not be obtained or satisfactory joint venture arrangements made the Company will probably not be able to continue as a going concern. The funds will allow us to fund operations at the current level until April 30, at which time we will need to raise additional capital.

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

LINE OF BUSINESS

     To date the Company to date has derived revenue from the promotion, production and studio recording services to music artists. The Company had various distribution contracts for recorded music from which the majority of its revenue was derived.

REVENUE RECOGNITION

     Revenue is generally recognized upon shipment to the customer or upon completion of the services and is fully earned. Through December 31, 2001, the revenue was non-existent from the distribution of recorded music. In the year ended December 31, 2000 substantially all of the revenue is derived from the sale of recorded music.

                             Open Door Online, Inc.
                          Notes to Financial Statements
                    for the two years ended December 31, 2001


Note 2 - Summary of Significant Accounting Policies

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

IMPAIRMENT

     The Company has adopted SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of" which requires that long-lived assets to be held and used be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

                             Open Door Online, Inc.
                          Notes to Financial Statements
                    for the two years ended December 31, 2001

Note 2 - Summary of Significant Accounting Policies

NEW TECHNICAL PRONOUNCEMENTS

     In June 2001, the FASB issued SFAS No. 142, Goodwill and Other Intangible Assets. This statement establishes accounting and reporting standards for goodwill and intangibles for years commencing after December 15, 2001. Whether already acquired or subsequently acquired after the effective date, companies are required to identify intangibles with finite lives and those with indefinite lives. Those intangibles with finite lives are to be amortized over the estimated useful lives of the assets while those with indefinite lives are not to be amortized. Each intangible or goodwill asset should be analyzed at least annually for impairment where the carrying value is in excess of the fair value of the intangibles and in excess of the implied fair value in the case of goodwill assets. The asset's carrying value is to be reduced by a charge to income if the fair value is lower than the carrying value. The Company has not determined the effect if this new standard.

Note 3 - Property and Equipment

     Depreciation and amortization for the years ended December 31, 2001 and 2000 were $70,957, and $38,313, respectively.

Property plant and equipment consist of the following:

                                                             December 31,
                                                          2001           2000
                                                       ---------      ---------
Production equipment                                   $ 132,305      $ 146,380
Office equipment, furniture and fixtures                  10,375         51,555
Leasehold improvements                                                   13,605
                                                       ---------      ---------
                                                         142,680        211,540
Less accumulated depreciation and amortization           (82,646)       (88,549)
                                                       ---------      ---------
                                                       $  60,034      $ 122,991
                                                       =========      =========

Note 4 - Related Party Short Term Debt

     Short-term debt is due to the president of the Company and others for cash advances made to the Company for working capital. Advances during the years ended December 31, 2001 and 2000 were $64,650 and $474,707, respectively. The ending balances at December 31, 2001 and 2000 were $394,950, and $411,711, respectively. Interest expense for the periods was $40,212 and $ 80,431, respectively.

                             Open Door Online, Inc.
                          Notes to Financial Statements
                    for the two years ended December 31, 2001

Note 5 - Income Taxes

     The tax-free exchange with Genesis creates a difference in the basis of the assets between tax basis and accounting basis. At December 31, 2001, the tax basis of the assets is approximately $1,902,000 greater than the accounting basis. In the future, as assets are disposed of, depreciated, or amortized or liabilities paid, the deduction for tax purposes will be greater than the book basis, resulting in reduced tax expense or greater net operating loss carryover for tax purposes than would otherwise be expected. There is no certainty as to the timing of such recognition nor that the Company will be able to fully utilize these differences.

The components of deferred tax assets and liabilities are as follows:

                                                               December 31,
                                                           2001             2000
                                                       -----------      -----------
Tax effect of assets acquired in business
   combination                                         $        --      $   362,000
Tax effects of reserve for discontinued operations              --          200,000
Tax effects of carryforward benefits:
         Net operating loss carryforwards                  280,000          792,000
                                                       -----------      -----------
Tax effects of carryforwards
  Tax effects of future taxable differences and
    carryforwards                                          280,000
                                                                          1,154,000
Less deferred tax asset valuation allowance               (280,000)      (1,154,000)
                                                       -----------      -----------
Net deferred tax asset                                 $        --      $        --
                                                       ===========      ===========

     Realization of the net deferred tax assets is dependent on generating sufficient taxable income prior to their expiration. Tax effects are based on a 9.0% state and 34.0% federal income tax rates for a net combined rate of 40%. The tax effects of the acquired business combination have not been recognized in the current or prior periods but will be recognized in future periods, at which time if the current period taxable income is insufficient to offset such charges for tax purposes, the effect will be available to the Company over the succeeding 20 years. The realized net operating losses of approximately $2,100,000 expire over the next 20 years, the majority of which expire in 2019 and 2020. A valuation allowance has been provided for the full deferred tax asset amount due to the lack of operating history and operating losses in recent periods. When realization of the deferred tax asset is more likely than not to occur, the benefit related to the differences will be recognized as a reduction of income tax expense.

                             Open Door Online, Inc.
                          Notes to Financial Statements
                    for the two years ended December 31, 2001


Note 6 - Common Stock

     The outstanding stock of the Company was 18,898,628 and 11,893,965 shares December 31, 2001 and 2000, respectively.

Note 7 - Earnings per Common Share

     Earnings per share of common stock have been computed based on the weighted average number of shares outstanding. As of December 31, 2001 and 2000, the weighted average number of shares used to compute the earnings per share was 17,020,217 and 10,691,063.

Note 8 - Contingencies

     Per agreements with certain consultants restricted common shares were to be issued pursuant to their agreements. The number of common shares to be issued per these agreements is 1,150,000 and is to be earned over a two-year period on a vesting schedule. No current charges have been taken for these shares that are required to be issued.

     The Company is party to various litigation matters for which the Company believes adequate provision for costs and settlements have been provided.