Form 10QSB
period 2002-03-31
OPEN DOOR ONLINE INC
filed 2002-05-21
CIK 1098125

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)
[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
     For the quarterly period ended MARCH 31, 2002

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

                                                                            Page
PART I. FINANCIAL INFORMATION

     Item 1. Financial Statements

           Balance Sheets as of March 31, 2002 and March 31, 2001             4

           Statements of Operations for the three months ended
           March 31, 2002 and March 31, 2001                                  5

           Statements of Cash Flows for the three months ended
           March 31, 2002 and March 31, 2001                                  6

           Notes to Financial Statements                                      7

     Item 2. Management's Discussion and Analysis of Financial
             Condition and Results of Operations                             11

PART II.  OTHER INFORMATION

     Item 1. Legal Proceedings                                               13

     Item 2. Changes in Securities                                           13

     Item 3. Defaults Upon Senior Securities                                 13

     Item 4. Submissions of Matters to a Vote of Security Holders            13

     Item 5. Other Information                                               13

     Item 6. Exhibits and Reports on Form 8-K                                13

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

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                             OPEN DOOR ONLINE, INC.
                                 BALANCE SHEETS
                             MARCH 31, 2002 AND 2001
                                   (UNAUDITED)

                                                                        March 31,       March 31,
                                                                          2002            2001
                                                                      ------------    ------------
ASSETS
Current Assets:
  Cash and cash equivalents
  Accounts receivable, net of allowance                               $     66,650    $    107,603
  Inventories                                                                9,848           8,603
  Recoupable Artist Advances                                               104,535         105,893
                                                                      ------------    ------------
     Total current assets                                                  181,033         222,099

  Property and equipment, net                                               47,224          58,781
  Web Site Development, net                                                      0          53,781
  Music Library                                                         10,255,005      10,255,005
  Goodwill, indefinite                                                      10,000               0
  Other assets                                                              34,624           6,000
                                                                      ------------    ------------

        TOTAL ASSETS                                                  $ 10,527,886    $ 10,595,666
                                                                      ============    ============
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Current liabilities:
  Current portion of long-term debt                                   $    150,000    $    150,000
  Accounts payable and accrued expenses                                    750,601         537,051
  Reserve for discontinued operations                                      413,514         500,000
  Short-term notes payable                                                 282,254         111,793
  Accrued royalties                                                         22,654          22,653
  Accrued payroll                                                          192,129         230,769
  Accrued interest on notes payable                                         49,386          45,837
                                                                      ------------    ------------
     Total current liabilities                                           1,860,537       1,598,103
Long-term debt, net of current portion                                           0          75,000
                                                                      ------------    ------------
     Total liabilities                                                   1,860,537       1,673,103

Stockholders' equity

Common stock, $.0001 par value; authorized, 50,000,000
   shares; issued and outstanding, 21,842,943  shares and
   17,128,364 shares at March 31, 2002 and 2001, respectively                2,184           1,713
Additional paid-in capital                                              11,061,883      10,501,621
Accumulated deficit                                                     (2,396,718)     (1,580,771)
                                                                      ------------    ------------
     Total Stockholders' equity:                                         8,667,349       8,922,563

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                            $ 10,527,886    $ 10,595,666
                                                                      ============    ============

See accompanying notes to these financial statements

                             OPEN DOOR ONLINE, INC.
                            STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001
                                   (UNAUDITED)

                                                     March 31,       March 31,
                                                       2002            2001
                                                   ------------    ------------
Revenues
Net sales                                          $         --    $         --
Cost of goods sold                                           --              --
                                                   ------------    ------------
Gross profit                                                 --              --

Operating Expenses:
Payroll and payroll taxes                                23,750              --
Consulting Expenses                                     172,755          53,666
Depreciation and amortization                             4,810          10,429
Professional fees                                        26,250              --
Supplies                                                    533             239
Telephone                                                 3,380           1,359
Travel and Entertainment                                  1,173              --
Other                                                     3,784              --
                                                   ------------    ------------
     Total operating expenses                          (236,435)         65,693

     Operating income (loss)                           (236,435)        (65,693)
Interest income (expense)                               (10,204)        (17,377)
                                                   ------------    ------------
NET INCOME (LOSS)                                  $   (246,639)   $    (83,070)
                                                   ============    ============

Net gain (loss) per common shareholder             $      (0.01)   $      (0.01)
                                                   ============    ============
Weighted average number of shares outstanding        19,405,155      14,685,644
                                                   ============    ============

See accompanying notes to these financial statements

                             OPEN DOOR ONLINE, INC.
                            STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001
                                   (UNAUDITED)

                                                                March 31,    March 31,
                                                                  2002         2001
                                                                ---------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income/(loss)                                               $(246,639)   $ (83,070)
Adjustments to reconcile net (loss) to net cash (used in)
 operating activities:
   Stock issued for services                                      151,505       50,000
   Depreciation and amortization                                    4,810       10,429
                                                                ---------    ---------
Changes in cash flows provided (used in) operating activities     (90,324)     (22,641)

Changes in operating assets and liabilities:
  (Increase) decrease in accounts receivable
  (Increase) in loans receivable
  (Increase) in inventories
  (Increase) decrease in other assets
  Increase (Decrease) in accounts payable
  Increase in royalties payable                                     3,413        6,024
  Increase (decrease) in accrued expenses                         (80,088)      14,617
                                                                ---------    ---------
   Net cash (used in) operating activities                       (166,999)      (2,000)
                                                                ---------    ---------
CASH FLOWS FROM INVESTING ACTIVITIES
   Acquisition of Assets                                          (31,000)

CASH FLOWS FROM FINANCING ACTIVITIES
   Principal advances on notes payable and long-term debt          19,995        2,000
   Principal repayment of short-term debt                            (386)    (180,000)
   Common stock issued for repayment of debt                      178,390      180,000
                                                                ---------    ---------
Net cash (used in) provided by financing activities               179,999        2,000
                                                                ---------    ---------

NET INCREASE (DECREASE) IN CASH
Cash and cash equivalents - beginning of period
Cash and cash equivalents - end of period                       $       0    $       0
                                                                =========    =========

See accompanying notes to these financial statements

                             Open Door Online, Inc.
                          Notes to Financial Statements
               for the three months ended March 31, 2002 and 2001

Note 1 - Organization

Open Door Records, Inc. ("Open Door") was incorporated in the state of Rhode Island on November 20, 1997.

In June 2000, Open Door entered into a stock exchange agreement with Genesis Media Group, Inc. ("Genesis") accounted for as a reverse acquisition whereby all of Open Door's outstanding stock would be acquired in exchange for stock of Genesis. On an aggregate basis, Genesis shareholders received 0.0333 shares of the Company for each share of Genesis common stock. In addition, the agreement provides for the resignation of management and directors of Genesis and the appointment of directors and executives selected by Open Door. This agreement was completed as of June 30, 2000, whereupon the resulting entity changed its name to Open Door Online, Inc. (the "Company") and state of incorporation to New Jersey. The combination of Open Door with Genesis was accounted for as a tax-free exchange under the Internal Revenue Code.

Note 2 - Summary of Significant Accounting Policies

The summary of significant accounting policies of Open Door Records, Inc. is presented to assist in understanding the Company's financial statements. The financial statements and notes are representations of the Company's management. Management is responsible for their integrity. The accounting policies conform to generally accepted accounting principles and have been consistently applied in the preparation of the financial statements. The results of operations for the interim periods shown in this report are not necessarily indicative of results to be expected for the fiscal year ending December 31, 2002

LINE OF BUSINESS

The business of the Company to date has derived revenue from the promotion, production and studio recording services to music artists. The Company also had artist distribution contracts for the sale of recorded music for which the Company receives up to 75% of the wholesale price of each recording sold.

The Company is in the process of evaluating its current business. The studio is currently dismantled while awaiting a move to more commercially viable location. No sales under the distribution contracts are currently being made. We are actively seeking new markets and consultants or employee's to move the Company forward and create value.

REVENUE RECOGNITION

Recording Studio Revenue

Our recording studio revenue is derived mainly from studio rental for which we supply the facility, recording equipment, and the studio engineer. Recording studio time is billed at $350 per day and recognized upon the completion of the recording days contracted.

                             Open Door Online, Inc.
                          Notes to Financial Statements
               for the three months ended March 31, 2002 and 2000

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

Collectability is reasonably assured as a result of deposits, and advances and any unpaid balance due the Company is collectible or the recordings completed in our studio are not released. Payment from our distribution agreement with Red Eye Distribution is the responsibility of Red Eye and is not dependent on their receipt from their customers. However, they evaluate their customer's financial strength and credit worthiness prior to shipment. These customers are usually national retailers or distributors, advertisers or advertising and promotion agencies. We have no reason to believe the Red Eye is unable or unwilling to pay for product shipment. The distribution agreement has expired.

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

Record and production equipment              5-7 Years
Website development                          5-7 Years
Leasehold improvements                       3-10 Years

                             Open Door Online, Inc.
                          Notes to Financial Statements
               for the three months ended March 31, 2002 and 2001

Note 2 - Summary of Significant Accounting Policies (continued)

IMPAIRMENT

The Company has adopted SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" which requires that long-lived assets to be held and used be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

NEW TECHNICAL PRONOUNCEMENTS

In June 2001, the FASB issued SFAS No. 142, Goodwill and Other Intangible Assets. This statement establishes accounting and reporting standards for goodwill and intangibles for years commencing after December 15, 2001. Whether already acquired or subsequently acquired after the effective date, companies are required to identify intangibles with finite lives and those with indefinite lives. Those intangibles with finite lives are to be amortized over the estimated useful lives of the assets while those with indefinite lives are not to be amortized. Each intangible or goodwill asset should be analyzed at least annually for impairment where the carrying value is in excess of the fair value of the intangibles and in excess of the implied fair value in the case of goodwill assets. The asset's carrying value is to be reduced by a charge to income if the fair value is lower than the carrying value. The Company has not determined the effect of this new standard.

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

                             Open Door Online, Inc.
                          Notes to Financial Statements
               for the three months ended March 31, 2002 and 2001

Note 3 - Property and Equipment

Depreciation and amortization for the three months ended March 31, 2002 and 2001 were $4,810, and $10,429 respectively.

Property plant and equipment consist of the following:

                                                               March 31,
                                                        -----------------------
                                                           2002          2001
                                                        ---------     ---------
Production equipment                                    $  95,306     $  95,306
Web site development                                       60,677
Office equipment, furniture and fixtures                   39,374        33,985
                                                        ---------     ---------
                                                          134,680       189,968
Less accumulated depreciation and amortization            (87,456)      (77,406)
                                                        ---------     ---------
                                                        $  47,224     $ 112,562
                                                        =========     =========

Note 4 - Stock Transactions - Related Party

     During 2001 and 2002, Mr. DeBaene has been a lender of funds to Open Door Online, Inc. As of December 31, 2001 and March 31, 2002, the outstanding balances due him are $107,757 and $133,125, including interest expense of $6,059 and $10,232 respectively. Interest rates range from 12% to 15% per annum.

Note 5 - Common Stock

The outstanding stock of the Company was 21,842,943 shares and 17,128,364 shares at March 31, 2002 and 2001, respectively.

Note 6 - Earnings per Common Share

Earnings per share of common stock have been computed based on the weighted average number of shares outstanding. The weighted average number of shares used to compute the earnings per share at March 31, 2002 and 2001.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     RESULTS OF OPERATIONS

     SALES

     No sales were recorded as all distribution contracts had expired and the recording studio has not been re-opened at the quarter ending at March 31, 2002. No sales were reported in the quarterly period ended March 31, 2001.

     COST OF SALES

     Cost of Sales are normally primarily represented by CD and fulfillment operations and artist record promotions and royalties plus studio engineering cost. No cost of sales had been recorded for the quarters ended March 31, 2002 and 2001.

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

     Expenses of $ 0 were incurred for the quarter ended March 31, 2002 and 2001. The lack of expenses is directly relational to the lack of available cash for promotional expenses.

     GENERAL AND ADMINISTRATIVE

     General and administrative expense consists primarily of salaries, legal and other administrative costs, fees for outside consultants and other overhead. General and administrative expenses were $255,375 for the quarter ended March 31, 2002, an increase of $200,011 from $55,264 for the quarter ended March 31, 2001. The increase is attributable to consulting and legal fees of $199,005.

     DEPRECIATION EXPENSE

     Depreciation and amortization expenses rose to $4,810 from $10,429 in the quarters ended March 31, 2002 and March 31, 2001, respectively. The decrease is attributed to the expiration of the lease and the subsequent reduction of depreciation on the leasehold improvements.

     INTEREST EXPENSE

     Net interest expense for the quarter ended March 31, 2002 was $10,204. Comparable interest costs for the corresponding quarter ended 2001 was $17,377. This decrease was caused by the decrease in outstanding short-term debt that occurred in fiscal 2001.

     LIQUIDITY AND CAPITAL RESOURCES

     As of March 31, 2002 we had $0 cash. Sufficient cash to finance operations for the short term is required. Historically we have financed our operations with short-term convertible debt or through the issuance of equity in the form of our common stock. During the current quarter we issued net new debt for cash of approximately $19,609. Significant increases in capital will be required to fund our aggressive business plan and support the manufacturing and distribution requirements of our current artist distribution contracts. While there is no assurance that we will be successful in raising the required capital all indications through our current financing negotiations suggest that we will receive substantial capital.

     ACCOUNTS RECEIVABLE

     As of March 31, 2002 we had receivables that consisted of the sales of prerecorded music from fiscal 2000. We have no indication that Red Eye Distribution is unable or unwilling to pay us for the product shipped.

     RECOUPABLE ARTIST ADVANCES

     Our distribution agreements with artists require us to pay certain costs up front for the artist. These costs, depending on the contract, may include promotion, production, manufacturing, advertising, travel, etc. All of these advances are to be received from the sales of the artist recordings before any payment to the artist is made. In some instances the artist is to receive 50% of the net wholesale price we receive, in others only 25% goes to the artist. We have no reason to believe that these recoupable costs will not be received. In the event that the artist's music does not sell successfully to recoup these costs within six months of the release of the recording we will take a charge to earnings for these costs. This account contains four artists at this time. At no time will the Company advance costs that exceed the amount recoupable from the pre-orders plus $20,000. This method is in compliance with FASB 50 paragraph 10 relating advances against future royalties.

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

     OPERATIONS

     Open Door Online, Inc. is currently contemplating a total restructuring of its operations and a change in its product and business mix. The Company has previously been an entity supporting traditional sales and recording operations.

     FUTURE PLAN OF OPERATION

     Open Door Online, Inc. has discontinued the production and sales operations of its recording studios and pre-recorded music business. A new direction and additional businesses are be sought to create value for the shareholder's and create profitability and positive cash flow for the Company.

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

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     We are currently a party to suits that were either known to have been or threatened to be filed against Genesis Media Group, Inc. prior to the time of the acquisition and were not disclosed to the current management and some that were defended but for which judgments were received. However a charge of $500,000 was taken in fiscal 1999 to establish a reserve for known debts and contingencies of prior management. These judgments, when paid, will be applied to the reserve with no further charge to the Company until the reserve is depleted. The Company believes that adequate reserves have been provided.

     Various artists and individuals threaten additional lawsuits over accrued royalties, failure of distribution agreements and other contractual obligations. All known amounts for these have been accrued. The Company believes it has adequately provided for all such costs, net of recoverable amounts from third parties.

ITEM 2. CHANGES IN SECURITIES

     In March 2002, Open Door Online, Inc. issued 100,000 restricted common shares for the purchase of Anderson Associates, Inc. Additionally, 200,000 restricted common shares were issued to Steev Panneton for the continued rights to certain board games that he had developed. Mission bay Consulting, Inc. received 1,000,000 restricted common shares for services rendered. These shares were issued with reliance on an exemption from registration requirements provided in Section 4(2) of the Securities Act of 1933.

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


                                        OPEN DOOR ONLINE, INC.
                                        (Registrant)


                                        /s/ David N. DeBaene
                                        ----------------------------------------
     Dated: May 21, 2002                David N. DeBaene
                                        President and Chief Executive Officer

                                        /s/ Norman Birmingham
                                        ----------------------------------------
     Dated: May 21, 2002                Norman Birmingham
                                        Treasurer and Chief Financial Officer