Form 10QSB
period 2002-06-30
OPEN DOOR ONLINE INC
filed 2002-08-19
CIK 1098125

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended JUNE 30, 2002

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


                                 (401) 397-6800
                 (Issuers Telephone Number, Including Area Code)


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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date.

     Common Stock, $.0001 par value per share, 21,842,943 shares outstanding at August 15, 2002

     Transitional Small Business Disclosure Format (check one): [ ] Yes [X] No

                             OPEN DOOR ONLINE, INC.
                              INDEX TO FORM 10-QSB

                                                                            Page
PART I. FINANCIAL INFORMATION

  Item 1. Financial Statements

     Balance Sheet as of June 30, 2002                                         3

     Statements of Operations for the three months ended June 30, 2002
     and June 30, 2001                                                         4

     Statements of Cash Flows for the three months ended June 30, 2002
     and June 30, 2001                                                         5

     Statements of Operations for the six months ended June 30, 2002
     and June 30, 2001                                                         6

     Statements of Cash Flows for the six months ended June 30, 2002
     and June 30, 2001                                                         7

     Notes to Financial Statements                                             8

  Item 2. Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                           11

PART II. OTHER INFORMATION

  Item 1. Legal Proceedings                                                   14

  Item 2. Changes in Securities                                               14

  Item 3. Defaults Upon Senior Securities                                     14

  Item 4. Submissions of Matters to a Vote of Security Holders                14

  Item 5. Other Information                                                   15

  Item 6. Exhibits and Reports on Form 8-K                                    15

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

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                             OPEN DOOR ONLINE, INC.
                                  BALANCE SHEET
                                   (UNAUDITED)

                                                                     June 30,
                                                                       2002
                                                                   ------------
ASSETS
  Cash and cash equivalents                                        $          0
  Accounts receivable, net of allowance $16,663                          66,650
  Inventories                                                             9,848
  Recoupable artist advances                                            104,535
  Loans  receivable                                                       5,624
                                                                   ------------
     Total current assets                                               186,657

  Property and equipment, net                                            42,414
  Intellectual assets, net                                               29,000
  Goodwill, indefinite                                                   10,000
  Music library                                                      10,255,005
                                                                   ------------

  TOTAL ASSETS                                                     $ 10,523,076
                                                                   ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
  Current portion of long-term debt                                $    150,000
  Accounts payable and accrued expenses                                 745,393
  Accrued wages                                                         215,879
  Reserve for discontinued operations                                   413,514
  Short-term notes payable                                              308,138
  Accrued royalties                                                      22,653
  Accrued interest on notes payable                                      62,814
                                                                   ------------
     Total liabilities                                                1,918,391

Stockholders' equity:
Common stock, $.0001 par value; authorized,
  50,000,000 shares; issued and outstanding,
  21,842,943 shares and 17,847,628 shares at
  June 30, 2002 and June 30, 2001, respectively                           2,184
Additional paid-in capital                                           11,061,883
Accumulated deficit                                                  (2,459,382)
                                                                   ------------
     Total Stockholders' equity                                       8,604,685
                                                                   ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                         $ 10,523,076
                                                                   ============

              See accompanying notes to these financial statements

                             OPEN DOOR ONLINE, INC.
                            STATEMENTS OF OPERATIONS
                FOR THE THREE MONTHS ENDED JUNE 30, 2002 AND 2001
                                   (UNAUDITED)

                                                             June 30,        June 30,
                                                               2002            2001
                                                           ------------    ------------
Revenues
Net sales                                                  $          0    $     (5,757)
Cost of sales                                                         0               0
                                                           ------------    ------------
Gross profit                                                          0          (5,757)

Operating Expenses:
Payroll and payroll taxes                                        23,750          23,750
Depreciation and amortization                                     4,810          10,429
Professional fees                                                 5,000         108,400
Other                                                            15,247           4,416
                                                           ------------    ------------
  Total operating expenses                                       48,807         146,995

Operating income (loss)                                         (48,807)       (152,752)
Interest income (expense)                                       (13,856)        (11,059)
                                                           ------------    ------------
NET INCOME (LOSS)                                          $    (62,663)   $   (163,811)
                                                           ============    ============

Net loss per common share                                  $     (0.003)   $      (0.01)
                                                           ============    ============
Weighted average number of common shares outstanding         20,574,122      15,734,938
                                                           ============    ============

              See accompanying notes to these financial statements

                             OPEN DOOR ONLINE, INC.
                            STATEMENTS OF CASH FLOWS
                FOR THE THREE MONTHS ENDED JUNE 30, 2002 AND 2001
                                   (UNAUDITED)

                                                                      June 30,     June 30,
                                                                        2002         2001
                                                                     ---------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income/(loss)                                                    $ (62,663)   $(163,811)
Adjustments to reconcile net income (loss) to net cash (used in)
operating activities:
  Depreciation and amortization                                          4,810       10,429
                                                                     ---------    ---------
Changes in cash flows provided (used in) operating activities          (57,853)    (153,382)

Changes in operating assets and liabilities:
  (Increase) decrease in accounts receivable                                 0        4,605
  (Increase) decrease in loans receivable                                    0       (1,359)
  (Increase) decrease in inventories
  (Increase) decrease in other assets
  Increase (decrease) in accounts payable                                    0      (11,475)
  Increase (decrease) in royalties payable                              (5,208)      69,817
  Increase (decrease) in accrued expenses                               37,182       19,166
                                                                     ---------    ---------
  Net cash (used in) operating activities                              (25,879)     (72,628)
                                                                     ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES
  Acquisition of equipment

CASH FLOWS FROM FINANCING ACTIVITIES
  Principal advances on notes payable and long-term debt                25,879       62,290
  Issuance of stock for interest                                             0       10,338
  Sale of common stock                                                      --           --
                                                                     ---------    ---------
Net cash (used in) provided by financing activities                     25,879       72,628
                                                                     ---------    ---------
NET INCREASE (DECREASE) IN CASH                                              0            0
Cash and cash equivalents - beginning of period                              0            0
                                                                     ---------    ---------
Cash and cash equivalents - end of period                            $       0    $       0
                                                                     =========    =========

              See accompanying notes to these financial statements

                             OPEN DOOR ONLINE, INC.
                            STATEMENTS OF OPERATIONS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2002 AND 2001
                                   (UNAUDITED)

                                                         June 30,        June 30,
                                                           2002            2001
                                                       ------------    ------------
Revenues:
Net sales                                              $          0    $     (5,757)
Cost of sales                                                     0               0
                                                       ------------    ------------
Gross profit                                                      0          (5,757)

Operating Expenses:
Payroll and payroll taxes                                    47,500          23,750
Consulting expenses                                         172,755          53,666
Depreciation and amortization                                 9,620          20,858
Professional fees                                            31,250         108,400
Other                                                        24,117           6,014
                                                       ------------    ------------
  Total operating expenses                                  285,242         212,688

  Operating income (loss)                                  (285,242)       (218,445)
Interest income (expense)                                   (24,060)        (28,436)
                                                       ------------    ------------

NET INCOME (LOSS)                                      $   (309,302)   $   (246,881)
                                                       ============    ============

Net loss per common share                              $      (0.01)   $      (0.02)
                                                       ============    ============
Weighted average number of common shares outstanding     20,574,122      15,734,938
                                                       ============    ============

              See accompanying notes to these financial statements

                             OPEN DOOR ONLINE, INC.
                            STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2002 AND 2001
                                   (UNAUDITED)

                                                                                      June 30,     June 30,
                                                                                        2002         2001
                                                                                     ---------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income/(loss)                                                                    $(309,302)   $(246,881)
Adjustments to reconcile net (loss) to net cash (used in) operating activities:
  Stock issued for services                                                            151,505       50,000
  Depreciation and amortization                                                          9,620       20,858
                                                                                     ---------    ---------
Changes in cash flows provided (used in) operating activities                         (148,177)    (176,023)

Changes in operating assets and liabilities:
  (Increase) decrease in accounts receivable                                                 0        4,605
  (Increase) decrease in loans receivable                                                    0       (1,359)
  (Increase) decrease in other assets                                                        0      (11,475)
  Increase (decrease) in accounts payable                                               (1,795)      75,841
  Increase (decrease) in accrued expenses                                              (42,906)      33,783
                                                                                     ---------    ---------
  Net cash (used in) operating activities                                             (192,878)     (74,628)
                                                                                     ---------    ---------
CASH FLOWS FROM INVESTING ACTIVITIES
  Acquisition of equipment                                                             (31,000)           0

CASH FLOWS FROM FINANCING ACTIVITIES
  Principal advances on notes payable and long-term debt                                45,488       64,290
  Issuance of stock for interest                                                             0       10,338
  Issuance of common stock for repayment of debt                                       178,390            0
  Sale of common stock                                                                      --           --
                                                                                     ---------    ---------
Net cash (used in) provided by financing activities                                    223,878       74,628
                                                                                     ---------    ---------

NET INCREASE (DECREASE) IN CASH                                                              0            0
Cash and cash equivalents - beginning of period                                              0            0
                                                                                     ---------    ---------
Cash and cash equivalents - end of period                                            $       0    $       0
                                                                                     =========    =========

              See accompanying notes to these financial statements

                             OPEN DOOR ONLINE, INC.
                          NOTES TO FINANCIAL STATEMENTS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2002 AND 2001


NOTE 1 - ORGANIZATION

Open Door Records, Inc. ("Open Door") was incorporated in the state of Rhode Island on November 20, 1997. The Company had no operations during 1997.

In June 2000, Open Door entered into a stock exchange agreement with Genesis Media Group, Inc. ("Genesis") accounted for as a reverse acquisition whereby all of Open Door's outstanding stock would be acquired in exchange for stock of Genesis. On an aggregate basis, Genesis shareholders received 0.0333 shares of the Company for each share of Genesis common stock. In addition, the agreement provides for the resignation of management and directors of Genesis and the appointment of directors and executives selected by Open Door. This agreement was completed as of June 30, 2001, whereupon the resulting entity changed its name to Open Door Online, Inc. (the "Company") and state of incorporation to New Jersey. The combination of Open Door with Genesis was accounted for as a tax-free exchange under the Internal Revenue Code.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The summary of significant accounting policies of Open Door Records, Inc. is presented to assist in understanding the Company's financial statements. The financial statements and notes are representations of the Company's management. Management is responsible for their integrity. The accounting policies conform to generally accepted accounting principles and have been consistently applied in the preparation of the financial statements. The results of operations for the interim periods shown in this report are not necessarily indicative of results to be expected for the fiscal year ending December 31, 2002.

LINE OF BUSINESS

The Company is in the process of changing its business to that of a holding company to consist of entertainment product sales and management of construction operations. Acquisitions are currently being negotiated in both segments.

The Company will no longer provide recording studio services or distribute pre-recorded music of parties other than those under a management contract. Promotion of artists through concert management operations is a likely outcome from these negotiations.

                             OPEN DOOR ONLINE, INC.
                          NOTES TO FINANCIAL STATEMENTS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2002 AND 2001


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

REVENUE RECOGNITION

Revenue recognition policies are being modified to be acceptable for the acquisitions expected to be completed. Currently no revenue is being produced.

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

                             OPEN DOOR ONLINE, INC.
                          NOTES TO FINANCIAL STATEMENTS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2002 AND 2001


NOTE 3 - PROPERTY AND EQUIPMENT

Depreciation for the six months ended June 30, 2002 and 2001 were $9,620 and $20,858, respectively.

Property plant and equipment consist of the following:

                                                               June 30,
                                                       ----------------------
                                                          2002         2001
                                                       ---------    ---------
Production equipment                                   $ 124,305    $ 124,305
Web site development                                                   51,555
Office equipment, furniture and fixtures                  10,376       10,376
Intellectual property                                     29,000       19,700
                                                       ---------    ---------
                                                                      205,936
Less accumulated depreciation                            (92,266)     (95,802)
                                                       ---------    ---------
                                                       $  71,415    $ 110,134
                                                       =========    =========

NOTE 4 - STOCK TRANSACTIONS - RELATED PARTY

During 2001 and 2002 Mr. DeBaene has been a lender of funds to Open Door Online, Inc. As of December 31, 2001 and June 30 2002, the outstanding balances due Mr. DeBaene were $107,757 and $159,304, including interest expenses of $6.059 and $15,672, respectively.

NOTE 6 - EARNINGS PER COMMON SHARE

Earnings per share of common stock have been computed based on the weighted average number of shares outstanding. The weighted average number of shares used to compute the earnings per share at June 30, 2002, 20,574,122 and 15,734,938 at June 30, 2001.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     RESULTS OF OPERATIONS

For the three months ended June 30, 2002 and June 30, 2001.

     SALES

     Sales were non-existent of pre-recorded media. No sales were recorded from any other division of the Company. Sales were $0 for the quarter ending June 30, 2002 compared to $(5,757) in the quarter ended June 30, 2001. All distribution contracts have ceased.

     COST OF SALES

     Cost of Sales are normally primarily represented by CD fulfillment operations, artist record promotions and royalties plus studio engineering cost. The artist royalties would normally be the only cost relative to the net returns of pre-recorded media. No costs were recognized this period. The cost of sales for the quarter ended June 30, 2002 was $0 compared to $0 in the quarter ended June 30, 2001.

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

     Expenses of $0 were incurred for the quarter ended June 30, 2002 and were $0 in the prior comparative quarter ended June 30, 2001. No marketing expenses have been expended as no new artists or productions have been released since fiscal year 2000.

     GENERAL AND ADMINISTRATIVE

     General and administrative expense consists primarily of salaries, legal and other administrative costs, fees for outside consultants and other overhead. General and administrative expense was $48,807 for the quarter ended June 30, 2002 a decrease of 64% from the $136,526 for the period ended June 30, 2001. The decrease is directly attributable to the reduction in professional fees of $103,000.

     DEPRECIATION EXPENSE

     Depreciation and amortization expenses declined to $4,810 from $10,429 in the quarters ended June 30, 2002 and June 30, 2001, respectively. The decrease is attributed to the write prior write off of all web site development expenses and leasehold improvements.

     INTEREST EXPENSE

     Net interest expense for the quarter ended June 30, 2002 was $13,856. Comparable interest costs for the corresponding quarter ended 2001 was $11,059. This increase was caused by the increase in borrowing for short-term debt. Interest costs may increase in future periods as the Company expands through a combination of debt and equity offerings.

For the six months ended June 30, 2002 and June 30, 2001.

     SALES

     Sales were non-existent. Sales were $0 for the six months ended at June 30, 2002 from $(5,757) in the comparative six-month period ended June 30, 2001. The 2001 sales were returned pre-recorded media.

     COST OF SALES

     Cost of Sales are normally primarily represented by CD fulfillment operations, and artist record promotions and royalties plus studio engineering cost. Only nominal costs were incurred and are therefore not reflected. The Cost of Sales for the six months ended June 30, 2002 was $0 compared to $0 in the comparative six months ended June 30, 2001.

     GENERAL AND ADMINISTRATIVE

     General and administrative expense consists primarily of salaries, legal and other administrative costs, fees for outside consultants and other overhead. General and administrative expense was approximately $264,384 for the six months ended June 30, 2002 compared to $191,830 in the corresponding period ended June 30, 2001. The increase is attributable to salaries for management $23,750, and a reduction in professional fees of $77,150 and an increase in consulting fees of $119,089.

     DEPRECIATION EXPENSE

     Depreciation and amortization expenses declined to $9,620 from $20,858 in the six months ended June 30, 2002 and June 30, 2001, respectively. The decrease is attributed to the prior write off of web site development and leasehold improvement costs.

     INTEREST EXPENSE

     Net interest expense for the six months ended June 30, 2002 was $24,060. Comparable interest costs for the corresponding six months ended June 30, 2001 was $28,436. This decrease was caused by the payment in the first quarter of certain interest due.

     LIQUIDITY AND CAPITAL RESOURCES

     As of June 30, 2002 we had cash of $0. Sufficient cash to finance operations for the short term are required. Historically we have financed our operations with short-term convertible debt or through the issuance of equity in the form of our common stock. During the current six months we issued new debt for cash of approximately $45,488. Significant increases in capital will be required to fund our aggressive business plan and support acquisitions and new lines of business. There is no assurance that we will be successful in raising the required capital.

     ACCOUNTS RECEIVABLE

     As of June 30, 2002 we had receivables that consisted of the sales mainly from fiscal year 2000. The receivables are being received and sufficient allowances were set aside when the sales were recorded.

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

     CONTINGENT LIABILITIES

     We have been advised that the issuance of free trading common stock in August and September of 2000 were issued without a valid exemption even though the Company relied on opinions of counsel for these issuances believing that the shares were exempt under Rule 504 of Regulation D of the Securities Act of 1933. The maximum liability is $558,000 based on 116,667 common shares at a sales price $1.20 and 557,333 common shares at a sales price of $0.75. It appears that the investors may have a right of rescission, pursuant to Section 12 of the Securities Act of 1933, to recover the consideration paid for such securities. For accounting purposes the amount of the contingent liability is not classified outside of permanent equity, as the Company believes that it is not probable that a holder would pursue rescission and prevail in asserting a right of action for rescission.

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

     FUTURE PLAN OF OPERATION

     Open Door Online, Inc. has discontinued the production and sales operations of its recording studios and pre-recorded music business. A new direction is being pursued and is expected to begin producing revenues no later than the fourth quarter.

     We recognize that the nature and scope of our intended business will require substantial additional financing. Loans and equity capital based raises are being sought to fulfill our short-term needs and to provide funding for new projects.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     In July 2001 the Company brought an action against two former directors and officers in Rhode Island alleging theft of corporate property, breach of fiduciary duty and interference with the Company to transact its business. Negotiations are underway for the settlement of these suits with all benefit likely to inure to the Company.

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


                                        OPEN DOOR ONLINE, INC.
                                        ----------------------------------------
                                        (Registrant)


                                        /s/ David N. DeBaene
                                        ----------------------------------------
Dated: August 15, 2002                  David N. DeBaene
                                        President and Chief Executive Officer

                                        /s/ Norman J. Birmingham
                                        ----------------------------------------
Dated: August 15, 2002                  Norman Birmingham
                                        Treasurer and Chief Financial Officer