Form 10QSB
period 2002-09-30
OPEN DOOR ONLINE INC
filed 2002-11-19
CIK 1098125

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)
[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended SEPTEMBER 30, 2002

[ ] Transition report under Section 13 or 15(d) of the Exchange Act For the transition period from ______________ to _______________

                           Commission File No. 0-30584

                              BLUE MOON GROUP, INC.
        (Exact name of small business issuer as specified in its charter)

           DELAWARE                                              16-1636770
(State or Other Jurisdiction of                                (I.R.S. Employer
Incorporation or Organization)                               Identification No.)

                      158-49 90 ST., HOWARD BEACH, NY 11414
                    (Address of Principal Executive Offices)

                                 (866) 284-3900
                 (Issuers Telephone Number, Including Area Code)

         OPEN DOOR ONLINE, INC. 46 OLD FLAT RIVER RD, COVENTRY, RI 02816
              (Former Name, Former Address and Former Fiscal Year,
                         if Changed Since Last Report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X]  No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer classes of common stock, as of the last practicable date.

     Common Stock, $.0001 par value per share, 39,842,943 shares outstanding at November 5, 2002

     Transitional Small Business Disclosure Format (check one)

Yes [ ]  No [X]

                              BLUE MOON GROUP, INC.
                              INDEX TO FORM 10-QSB

                                                                            Page
                                                                            ----
PART I. FINANCIAL INFORMATION

     Item 1. Financial Statements

          Balance Sheets as of September 30, 2002                              4

          Statements of Operations for the three months ended
          September 30, 2002 and September 30, 2001                            5

          Statements of Operations for the nine months ended
          September 30, 2002 and September 30, 2001                            6

          Statements of Stockholders Equity for the nine months
          ended September 30, 2002 and September 30, 2001                      7

          Statements of Cash Flows for the three months ended
          September 30, 2002 and September 30, 2001                            8

          Statements of Cash Flows for the nine months ended
          September 30, 2002 and September 30, 2001                            9

          Notes to Financial Statements                                       10

     Item 2. Management's Discussion and Analysis of Financial
             Condition and Results of Operations                              13

     Item 3. Controls and Procedures                                          15

PART II. OTHER INFORMATION

     Item 1. Legal Proceedings                                                16

     Item 2. Changes in Securities                                            17

     Item 3. Defaults Upon Senior Securities                                  17

     Item 4. Submissions of Matters to a Vote of Security Holders             17

     Item 5. Other Information                                                17

     Item 6. Exhibits and Reports on Form 8-K                                 17

             Signatures                                                       17

             Certificates                                                     18

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

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                              BLUE MOON GROUP, INC.
                                 BALANCE SHEETS
                                   (UNAUDITED)

                                                                   September 30,
                                                                       2002
                                                                   ------------
                                     ASSETS
Current Assets:
  Cash and cash equivalents                                        $          0
  Accounts receivable, net of allowance $16,663                          66,650
  Inventories                                                             9,848
  Recoupable artist advances                                            104,535
  Other current assets                                                    2,000
  Loans receivable                                                       15,015
                                                                   ------------
     Total current assets                                               198,048

  Property and equipment, net                                            37,604
  Intellectual assets, net                                               27,000
  Goodwill, indefinite                                                   10,000
  Music library                                                      10,255,005
                                                                   ------------

  TOTAL ASSETS                                                     $ 10,527,657
                                                                   ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Current liabilities:
  Current portion of long-term debt                                $    150,000
  Accounts payable and accrued expenses                                 815,538
  Accrued payroll                                                       106,558
  Reserve for discontinued operations                                   321,348
  Short-term notes payable                                              395,690
  Accrued royalties                                                      22,653
  Accrued interest on notes payable                                      64,313
                                                                   ------------
     Total current liabilities                                        1,876,100
                                                                   ------------

Total liabilities                                                     1,876,100

Stockholders' equity:

Common stock, $.0001 par value; authorized, 50,000,000
  shares; issued and outstanding, 21,842,943 shares at
  September 30, 2002                                                      2,184
Additional paid-in capital                                           11,061,883
Accumulated deficit                                                  (2,412,510)
                                                                   ------------

     Total Stockholders' equity                                       8,651,557
                                                                   ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                         $ 10,527,657
                                                                   ============

                              BLUE MOON GROUP, INC.
                            STATEMENTS OF OPERATIONS
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
                                   (UNAUDITED)

                                                  September 30,    September 30,
                                                      2002             2001
                                                  ------------     ------------

Revenues
Net sales                                         $          0     $     (3,125)
Cost of sales                                                0                0
                                                  ------------     ------------
Gross profit                                                 0           (3,125)

Operating Expenses:
Payroll and payroll taxes                              (47,500)          23,750
Depreciation and amortization                            4,810           10,429
Professional fees                                       27,500          151,567
Other                                                   30,139           13,772
                                                  ------------     ------------
     Total operating expenses                           11,293          205,615

     Operating income (loss)                           (11,293)        (208,740)
Interest income (expense)                               (3,656)         (13,287)
Debt forgiveness                                        61,821
                                                  ------------     ------------
NET INCOME (LOSS)                                 $     46,872     $   (222,027)
                                                  ============     ============

Net loss per common share                         $      (0.00)    $      (0.01)
                                                  ============     ============
Weighted average number of common shares
Outstanding                                         21,842,943       15,664,551
                                                  ============     ============

See accompanying notes to these financial statements

                              BLUE MOON GROUP, INC.
                            STATEMENTS OF OPERATIONS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
                                   (UNAUDITED)

                                                September 30,      September 30,
                                                    2002               2001
                                                ------------       ------------

Revenues:
Net sales                                       $          0       $     (8,882)
Cost of sales                                              0                  0
                                                ------------       ------------
Gross profit                                               0             (8,882)

Operating Expenses:
Payroll and payroll taxes                                  0             47,500
Depreciation and amortization                         14,430             31,287
Professional fees                                    135,900            228,466
Other                                                146,205             68,309
                                                ------------       ------------

     Total operating expenses                        296,535            409,421
     Operating income (loss)                        (296,535)          (418,303)
Interest income (expense)                            (27,716)           (41,723)
Debt forgiveness                                      61,821
                                                ------------       ------------
NET INCOME (LOSS)                               $   (262,430)      $   (460,026)
                                                ============       ============


Net loss per common share                       $      (0.01)      $      (0.03)
                                                ============       ============
Weighted average number of common
  shares outstanding                              21,001,710         15,664,551
                                                ============       ============

See accompanying notes to these financial statements

                              BLUE MOON GROUP, INC.
                       STATEMENTS OF STOCKHOLDERS' EQUITY
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
                                   (UNAUDITED)

                                                                  Additional
                                          Common Stock              Paid-in       Accumulated
                                     Shares          Amount         Capital         Deficit           TOTAL
                                  -----------     -----------     -----------     -----------      -----------
Balance at December 31, 2000       11,893,965     $     1,189     $10,311,994     $(1,497,701)     $ 8,815,482

Issuance of Common Stock            7,004,663             700         420,290                          420,990

Net Loss                                                                             (460,026)        (460,026)
                                  -----------     -----------     -----------     -----------      -----------

Balance at September 30, 2001      18,898,628     $     1,889     $10,732,284     $(1,957,727)     $ 8,776,446
                                  ===========     ===========     ===========     ===========      ===========

Balance at December 31, 2001       18,898,628     $     1,890     $10,732,282     $(2,150,080)     $ 8,584,092

Issuance of Common Stock            2,944,315             294         329,601                          329,895

Net Loss                                                                             (262,430)        (262,430)
                                  -----------     -----------     -----------     -----------      -----------

Balance at September 30, 2002      21,842,943     $     2,184     $11,061,883     $(2,412,510)     $ 8,651,557
                                  ===========     ===========     ===========     ===========      ===========

See accompanying notes to these financial statements

                              BLUE MOON GROUP, INC.
                            STATEMENTS OF CASH FLOWS
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
                                   (UNAUDITED)

                                                             September 30,  September 30,
                                                                 2002           2001
                                                              ---------      ---------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income/(loss)                                             $  46,872      $(222,027)
Adjustments to reconcile net income (loss) to
  net cash (used in) operating activities:
   Common stock issued for services                                            142,000

   Depreciation and amortization                                  4,810         10,429
                                                              ---------      ---------
Changes in cash flows provided (used in)
  operating activities                                           51,682        (69,598)

Changes in operating assets and liabilities:
   (Increase) decrease in accounts receivable                                   23,125
   (Increase) decrease in loans receivable                       (9,390)        (4,265)
   (Increase) decrease in inventories
   (Increase) decrease in other assets
   Increase (decrease) in accounts payable
   Increase (decrease) in royalties payable                     (17,826)        38,397
   Increase (decrease) in accrued expenses                     (107,822)         7,854
                                                              ---------      ---------
   Net cash (used in) operating activities                     (135,038)        (4,487)
                                                              ---------      ---------

CASH FLOWS FROM INVESTING ACTIVITIES
   Acquisition of web site

CASH FLOWS FROM FINANCING ACTIVITIES
   Principal advances on notes payable and long-term debt        83,356          4,487
   Sale of common stock                                              --             --
                                                              ---------      ---------
Net cash (used in) provided by financing activities              83,356          4,487
                                                              ---------      ---------

NET INCREASE (DECREASE) IN CASH                                       0              0
Cash and cash equivalents - beginning of period                       0              0
Cash and cash equivalents - end of period                     $       0      $       0
                                                              =========      =========

See accompanying notes to these financial statements

                              BLUE MOON GROUP, INC.
                            STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
                                   (UNAUDITED)

                                                                 September 30,  September 30,
                                                                     2002           2001
                                                                  ---------      ---------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income/(loss)                                                 $(262,430)     $(468,908)
Adjustments to reconcile net (loss) to
  net cash (used in) operating activities:
   Common stock issued for services                                 151,505        420,989
   Depreciation and amortization                                     14,430         31,287
                                                                  ---------      ---------
Changes in cash flows provided (used in) operating activities       (96,495)       (16,632)

Changes in operating assets and liabilities:

   (Increase) decrease in accounts receivable                                       27,731
   (Increase) decrease in loans receivable                           (9,390)        (4,265)
   (Increase) in inventories
   (Increase) decrease in other assets
   Increase in accounts payable                                                     (2,000)
   Increase in royalties payable                                    (19,621)        92,238
   Increase (decrease) in accrued expenses                         (150,728)        13,736
                                                                  ---------      ---------
   Net cash (used in) operating activities                         (179,739)       110,808
                                                                  ---------      ---------

CASH FLOWS FROM INVESTING ACTIVITIES
   Acquisition of equipment                                         (31,000)        (6,000)

CASH FLOWS FROM FINANCING ACTIVITIES
   Principal advances on notes payable and long-term debt           128,844         70,503
   Principal repayment of short-term debt                                         (183,476)
   Issuance of common stock for repayment of debt                   178,390
   Sale of common stock                                                  --             --
                                                                  ---------      ---------
Net cash (used in) provided by financing activities                 307,234       (113,573)
                                                                  ---------      ---------

NET INCREASE (DECREASE) IN CASH                                           0         (2,765)
Cash and cash equivalents - beginning of period                           0          2,765
                                                                  ---------      ---------
Cash and cash equivalents - end of period                         $       0      $       0
                                                                  =========      =========

See accompanying notes to these financial statements

                              BLUE MOON GROUP, Inc.
                          Notes to Financial Statements
              for the Nine months Ended September 30, 2002 and 2001

NOTE 1 - ORGANIZATION

Open Door Records, Inc. ("Open Door") was incorporated in the state of Rhode Island on November 20, 1997. The Company had no operations during 1997.

In June 2000, Open Door entered into a stock exchange agreement with Genesis Media Group, Inc. ("Genesis") accounted for as a reverse acquisition whereby all of Open Door's outstanding stock would be acquired in exchange for stock of Genesis. On an aggregate basis, Genesis shareholders received 0.0333 shares of the Company for each share of Genesis common stock. In addition, the agreement provides for the resignation of management and directors of Genesis and the appointment of directors and executives selected by Open Door. This agreement was completed as of June 30, 2001, whereupon the surviving entity changed its name to Open Door Online, Inc. The combination of Open Door with Genesis was accounted for as a tax-free exchange under the Internal Revenue Code.

As shown in the accompanying financial statements, the Company had a net loss of $262,430 for the nine months ended September 30, 2002. It has incurred an accumulated deficit of $2,412,510 and has a deficit in working capital of approximately $1,678,052 as of September 30, 2002. The ability of the Company to continue as a going concern is dependent on obtaining additional capital and financing and operating at a profitable level. The Company intends to seek additional capital either through debt or equity offerings, or a combination thereof, and to seek acquisitions, which will generate sales volume with operating margins sufficient to achieve profitability. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. The independent auditor's report on the financial statements for the year ended December 31, 2001 expressed substantial doubt about the ability of the Company to continue as a going-concern.

On November 6, 2002 Open Door Online, Inc. was merged into its subsidiary Blue Moon Group, Inc., a Delaware corporation with Blue Moon Group, Inc. (the "Company") remaining as the surviving corporation.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The summary of significant accounting policies of Blue Moon Group, Inc. is presented to assist in understanding the Company's financial statements. The financial statements and notes are representations of the Company's management. Management is responsible for their integrity. The accounting policies conform to generally accepted accounting principles and have been consistently applied in the preparation of the financial statements. The results of operations for the interim periods shown in this report are not necessarily indicative of results to be expected for the fiscal year ending December 31, 2002.

Line of Business

The Company is in the process of changing its business to that of a holding company consisting of both music recording and entertainment distribution companies. Acquisitions are currently being negotiated in both segments.

                              BLUE MOON GROUP, Inc.
                          Notes to Financial Statements
              for the nine months ended September 30, 2002 and 2001

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

                              BLUE MOON GROUP, Inc.
                          Notes to Financial Statements
              for the nine months ended September 30, 2002 and 2001

NOTE 3 - PROPERTY AND EQUIPMENT

Depreciation and amortization for the nine months ended September 30, 2002 and 2001 were $14,430 and $31,287, respectively.

Property plant and equipment consist of the following:

                                                              September 30,
                                                        -----------------------
                                                           2002          2001
                                                        ---------     ---------

Production equipment                                    $ 124,305     $ 124,305
Web site development                                       63,255
Office equipment, furniture and fixtures                   10,375        10,375
Intellectual property                                      29,000         6,000
                                                        ---------     ---------
                                                          163,680       203,935
Less accumulated depreciation and amortization            (97,076)     (106,321)
                                                        ---------     ---------
                                                        $  66,604     $  97,704
                                                        =========     =========

NOTE 4 - STOCK TRANSACTIONS - RELATED PARTY

During 2001 and 2002 Mr. DeBaene has been a lender of funds to Blue Moon Group, Inc. as of December 31, 2001 and September 30, 2002, the outstanding balances due Mr. DeBaene were $107,757 and $176,514, including interest expenses of $6,059 and $21,276, respectively.

NOTE 5 - EARNINGS PER COMMON SHARE

Earnings per share of common stock have been computed based on the weighted average number of shares outstanding. The weighted average number of shares used to compute the earnings per share at September 30, 2002 were 21,001,710 and 15,664,551 at September 30, 2001.

NOTE 6 - SUBSEQUENT EVENTS

On October 24, 2002 the acquisition of Nebulous Records, Inc.("Nebulous") was completed. The terms of the acquisition included the issuance of 18,000,000 common shares to the shareholders of Nebulous for all of the outstanding common shares of Nebulous. Nebulous actively promotes and distributes pre-recorded music for artists under contract. The acquisition does not represent more than 10% of sales or 10% of assets.

On October 29, 2002 the Company sold its subsidiary Open Door Records, Inc. in a transaction whereby the outstanding shares of Open Door Records, Inc. were conveyed to the purchaser for the assumption of $1,150,756 of the debt of Open Door Records, Inc. and its assets of $1,318,637. Open door records, Inc. transferred $9,155,005 of the music library to the Company prior to the sale. The transaction will cause a one time extraordinary loss to be reported in the quarter ending December 31, 2002 of $167,881.

On November 6, 2002 Open Door Online, Inc. merged into its subsidiary Blue Moon Group, Inc., a Delaware corporation, with Blue Moon Group, Inc. remaining as the surviving entity. No changes to the outstanding stock or authorized common shares occurred with this merger. The authorization of 1,000,000 Preferred shares, par value $.001, none of which are outstanding, were part of the Blue Moon Group, Inc. capital structure and remain authorized pursuant to the terms of the merger.

On November 14, 2002 the Company received a Written Consent of Stockholders from a sufficient number of shareholders authorizing a 1:30 reverse split of the outstanding common shares with no reduction of the authorized common shares. This reverse as expected to be effective with trading beginning November 29, 2002.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our financial statements and the accompanying notes. The following discussion and analysis contains forward-looking statements, which involve risks and uncertainties in the forward-looking statements. These forward-looking statements may be impacted, either positively or negatively, by various factors Our actual results may differ significantly from the results, expectations and plans discussed. This Report contains a forward-looking statements relating to our company's current expectations and beliefs. These include statements concerning operations, performance, financial condition, anticipated acquisitions and anticipated growth.

Without limiting the generality of the foregoing, words such as "may", "will", "would", "expect", "believe", "anticipate", "intend", "could", "estimate", or "continue", or the negative or other variation thereof or comparable terminology are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainties, which are beyond our company's control. Should one or more of these risks or uncertainties materialize or should our company's underlying assumptions prove incorrect, actual outcomes and results could differ materially from those indicated in the forward-looking statements.

RESULTS OF OPERATIONS

For the three months ended September 30, 2002 and September 30, 2001.

SALES

No sales were recorded during the period. This trend should change in the fourth quarter of 2002. Operations had a net return of ($3,125) during the comparable period in 2001.

COST OF SALES

There were no cost of sales in either period. Cost of Sales are normally primarily represented by CD and fulfillment operations and artist record promotions and royalties plus studio engineering cost. All costs for shipments this quarter were of products we paid for but which have been recouped from the royalties of the artists. The artist royalties were not recouped in the quarter ended September 30, 2002 or 2001 resulting in no cost of goods.

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

Expenses of $ 0 were incurred for the quarter ended September 30, 2002 and September 30, 2001.

GENERAL AND ADMINISTRATIVE

General and administrative expense consists primarily of salaries, legal and other administrative costs, fees for outside professionals and other overhead. General and administrative expense was $6,483 for the quarter ended September 30, 2002 a decrease of 96.7% over the $195,186 for the period ended September 30, 2001. The decrease is directly attributable to the reduction of legal fees of $146,567 and a reduction in payroll costs of $47,500 that were offset by an increase in professional fees.

DEPRECIATION EXPENSE

Depreciation and amortization expenses decreased to $4,810 from $10,429 in the quarters ended September 30, 2002 and September 30, 2001, respectively. The decrease is attributed to the to the complete write-off of the web site in 2001 and the decreasing percentage applied on aging equipment.

INTEREST EXPENSE

Net interest expense for the quarter ended September 30, 2002 was $3,656. Comparable interest costs for the corresponding quarter ended 2001 was $13,287. This decrease was caused by the decreased short-term debt in the current period compared to the prior year. Interest costs may increase in future periods as the Company expands through a combination of debt and equity offerings.

For the nine months ended September 30, 2002 and September 30, 2001.

SALES

No sales were recorded during the period. This trend should change in the fourth quarter of 2002. Operations had a net return of ($8,882) during the comparable period in 2001.

There were no cost of sales in either period. Cost of Sales are normally primarily represented by CD and fulfillment operations and artist record promotions and royalties plus studio engineering cost. All costs for shipments this quarter were of products we paid for but which have been recouped from the royalties of the artists. The artist royalties were not recouped in the nine months ended September 30, 2002 or 2001 resulting in no cost of goods.

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

Expenses of $0 were incurred for the nine months ended September 30, 2002 and September 30, 2001.

GENERAL AND ADMINISTRATIVE

General and administrative expense consists primarily of salaries, legal and other administrative costs, fees for outside professionals and other overhead. General and administrative expense was $282,105 for the nine months ended September 30, 2002 a decrease of 25.4% over the $378,134 for the nine months ended September 30, 2001. The decrease is directly attributable to the reduction of legal fees of $146,567 and a reduction in payroll costs of $47,500 that were offset by an increase in professional fees.

DEPRECIATION EXPENSE

Depreciation and amortization expenses decreased to $14,430 from $31,287 in the nine months ended September 30, 2002 and September 30, 2001, respectively. The decrease is attributed to the to the complete write-off of the web site and leasehold improvements in 2001 and the decreasing percentage applied on aging equipment.

INTEREST EXPENSE

Net interest expense for the nine months ended September 30, 2002 was $27,716. Comparable interest costs for the corresponding quarter ended 2001 was $41,723. This decrease was caused by the decreased short-term debt in the current period compared to the prior year. Interest costs may increase in future periods as the Company expands through a combination of debt and equity offerings.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2002 we had $0 cash. Sufficient cash to finance operations for the short term is required. Historically we have financed our operations with short-term convertible debt or through the issuance of equity in the form of our common stock. During the current nine months we issued net new debt in the amount of $128,844 primarily through the issuance of stockholder loans. Certain short term and stockholder notes were repaid with issuance of shares returning $178,390. Significant increases in capital will be required to fund our aggressive business plan and support the manufacturing and distribution requirements of our current distribution plans. While there is no assurance that we will be successful in raising the required capital, all indications suggest that we will receive substantial capital.

ACCOUNTS RECEIVABLE

As of September 30, 2002 we had receivables that consisted of all prior remaining sales from September 2001.

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

OPERATIONS

Blue Moon Group, Inc. is restructuring operations.

FUTURE PLAN OF OPERATION

Blue Moon Group, Inc. has discontinued all prior operations in preparation for emerging with completed acquisitions and a new operations plan.

ITEM 3. CONTROLS AND PROCEDURES

     (a) Evaluation of disclosure controls and procedures. The Company's principal executive officer and its principal financial officer, based on their evaluation of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-14(c) and 15d -14 (c) as of a date within 90 days prior to the filing of this Quarterly Report on Form 10Q, have concluded that the Company's disclosure controls and procedures are adequate and effective for the purposes set forth in the definition in Exchange Act rules.

     (b) Changes in internal controls. There were no significant changes in the Company's internal controls or in other factors that could significantly affect the Company's internal controls subsequent to the date of their evaluation.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     There are no suits currently in, which the Company is a defendant. The only active litigation are three suits that the Company is a plaintiff in.

ITEM 2. CHANGES IN SECURITIES

     None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None

ITEM 5. OTHER INFORMATION

     None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     Exhibit 99.1   Certificate of Chief Executive Officer pursuant to 18 U.S.C.
                    Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     Exhibit 99.2   Certificate of Chief Financial Officer pursuant to 18 U.S.C.
                    Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                                   SIGNATURES

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      BLUE MOON GROUP, INC.
                                      (Registrant)

                                      /s/ Mark M. Laisure
                                      ------------------------------------------
Dated: November 18, 2002              Mark M. Laisure
                                      President and Chief Executive Officer

                                      /s/ Norman J. Birmingham
                                      ------------------------------------------
Dated: November 18, 2002              Norman J. Birmingham
                                      Chief Financial Officer

                                 CERTIFICATIONS

I, Mark M. Laisure, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Blue Moon Group, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a. all significant deficiencies in the design or operation of internal controls which could adversely affect eh registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                            /s/ MARK M. LAISURE
                                            ------------------------------------
                                            Mark M. Laisure

I, Norman J. Birmingham, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Blue Moon Group, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a. all significant deficiencies in the design or operation of internal controls which could adversely affect eh registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                            /s/ NORMAN J. BIRMINGHAM
                                            ------------------------------------
                                            Norman J. Birmingham