Form 10KSB
period 2002-12-31
BLUE MOON GROUP INC
filed 2003-04-16
CIK 1098125

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the fiscal year ended DECEMBER 31, 2002

                                    OR


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

      For the transition period from ___________ to ___________


                           Commission file No. 0-30584

                             BLUE MOON GROUP, INC.
             (Exact name of registrant as specified in its charter)

                             OPEN DOOR ONLINE, INC.
                          (Former name of registrant)

          DELAWARE                                      16-1636770
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

                    4890 Garland Branch Rd., Dover, FL 33527
               (Address of principal executive offices) (Zip Code)

              46 Old Flat River Road Coventry, Rhode Island 02816
                     (Former address of executive offices)

Registrant's telephone number, including area code: (813) 707-1535

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

     Issuer's revenues for the 12 months ended December 31, 2002: $ 0

     The aggregate market value of the voting and non-voting common equity of the registrant held by non-affiliates of the registrant at April 11, 2003 was approximately $5,169,966 based upon the closing sale price of $2.85 for the Registrant's Common Stock, $.001 par value, as reported by the National Association of Securities Dealers OTC on April 11, 2003.

     As of April 11, 2003 the registrant had 3,764,023 shares of Common Stock, $.001 par value, issued and outstanding.

                             BLUE MOON GROUP, INC.
                          ANNUAL REPORT ON FORM 10-KSB
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002


                                TABLE OF CONTENTS



                                                                            PAGE
                                                                            ----
                                     PART I

Item 1.    Business                                                            3

Item 2.    Properties                                                          6

Item 3.    Legal Proceedings                                                   6

Item 4.    Submission of Matters to Vote of Securities Holders                 7

                                     PART II

Item 5.    Market for the Registrant's Common Stock and Related
             Security Holder Matters                                           7

Item 6.    Management's Discussion and Analysis of Financial Condition
             and Results of Operations                                        10

Item 7.    Financial Statements                                               13

Item 8.    Changes in and Disagreements with Accountants on Accounting
             And Financial Disclosure                                         13

                                    PART III

Item 9.    Directors, Executive Officers, Promoters, and Control
             Persons; Compliance with Section 16(a) of Exchange Act           13

Item 10.   Executive Compensation                                             14

Item 11.   Security Ownership of Certain Beneficial Owners and
             Management                                                       15

Item 12.   Certain Relationships and Related Transactions                     16

Item 13.   Exhibit List and Reports on Form 8-K                               16

Item 14.   Controls and Procedures                                            17

                                    PART I

Item 1. Business

     Recent Developments

     In October 2002, the Company completed the acquisition of Nebulous Records Entertainment Group in the first of several expected acquisitions. This acquisition will immediately provide an independent label with new artist development opportunities.

     Form and Year of Organization

     Blue Moon Group, Inc. formerly known as Open Door Online, Inc., completed a name change in October 2002.

     Forward Looking Statements

     When used in this report, the words "may, will, expect, anticipate, continue, estimate project or intend" and similar expressions identify forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E Securities Exchange Act of 1934 regarding events, conditions and financial trends that may effect our future plan of operation, business strategy, operating results and financial position. Current stockholders and prospective investors are cautioned that any forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties and that actual result may differ materially from those included within the forward-looking statements as a result of various factors. Such factors are described under the headings "Business-Certain Considerations," "Management's Discussion and Analysis of Financial Condition and Results of Operations," and the financial Statements and there associated notes.

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

     General

     Blue Moon Group, Inc. is an entity that will provide traditional sales of recordings of artists under distribution contracts and other prerecorded music and recording operations. The Board of Directors has embarked on a search for the acquisition of various businesses in the entertainment industry. The Company is searching for active, profitable, positive cash flow opportunities with seasoned management in place. The Company wishes to broaden its base of business to include recording studios, artist development and marketing, concert promotion, entertainment video production and distribution and marketing of various entertainment-associated products.

     Principal Products or Services and Their Markets

     Blue Moon Group, Inc. produces music for distribution on various media and markets pre-recorded music for online Internet-based sales.

     Competitive Business Conditions

     With respect to recorded music sales, Blue Moon Group sells products through a distribution contract to numerous retailers, including traditional music retail stores, chains and mega-stores, mass merchandisers, consumer electronics stores and music clubs.

     With respect to the recording industry, Blue Moon Group competes with major and other independent record labels in signing individual artists and groups to its record label. Some of the independent record labels Blue Moon Group competes with include TVT, Aftermath, Cash Money, Republic, Righteous Babe, Ruff Ryder and Rounder Records. Competition from the major recording labels includes the five major labels of Sony, Universal, WEA, EMI and BMG. The industry expects independent record labels to increase their share of the market by more than 10% over the next seven years. These five labels' current market share is approximately 74%. Success in this industry is often based on the ability of the record label to move decisively and quickly on music trends, artist signings and promotion. Blue Moon Group may not be able to compete with other record labels that have larger advertising and promotion budgets. Therefore, there is no guarantee that we can successfully compete in this industry.

     Costs and Effects of Compliance with Environmental Laws

     We anticipate that we will have no material costs associated with compliance with federal, state or local environmental law.

     Employees

     We currently have one (1) full time employee and six (6) consultants, two of which have entered into service contracts.

     In November 2002, we entered into a three-year employment agreement with Mr. Michael Muzio. Under the agreement, Mr. Muzio is entitled to receive a base annual salary of $125,000.

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

     Certain Key Consultants

     The Company currently has one key Consultant providing acquisitions, mergers and development services. Other Consultants will be added during the second quarter of fiscal 2003 with the implementation of various re-organization elements.

     Family Relationships

     There are no family relationships between the directors, executive officers or any other person who may be selected as one of our directors or executive officers.

     Compliance with Governmental Regulations

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

ITEM 2. PROPERTIES

     Real Property. None currently.

     All prior leased space was relinquished during fiscal year 2002.

     Equipment. Blue Moon Group, Inc. currently owns approximately $248,798 of equipment used in conjunction with its recording and production studio. Certain recording equipment was illegally removed from the Company's possession and has not been returned although a court order requiring its return has been issued.

     Music Library. Blue Moon Group, Inc. has a music library consisting of original and digitally mastered music media from numerous artists from the 1940's through the 1990's. Blue Moon Group, Inc. owns certain of the master recordings in the Library, and has nonexclusive license rights to the rest of the recordings. Blue Moon Group, Inc. is currently in the process of purchasing those master recordings to which it currently has only the nonexclusive license rights. This library can be used to produce original singles and albums by the various artists, used to score motion picture productions, television productions and specialty productions. Blue Moon Group intends to utilize this product through traditional CD production and sales and MP3 digital sales over the Internet.

     Pursuant to industry standards, Blue Moon Group, Inc. is obligated to pay artists royalties on units sold. Blue Moon Group, Inc. has valued this library at the lower of the appraised value or the present value of the estimated cash flow from the sale and utilization of these assets over the next seven years, after consideration of production and distribution costs. We are actively seeking strategic partners to utilize and distribute compilations of these recordings.

     The Company released its first compilation, The Best of the Best, A Time Remembered that was marketed in December 2001. Other compilations are expected to be released in fiscal 2003.

ITEM 3. LEGAL PROCEEDINGS

     The Company was a party to suits that were either known to have been or threatened to be filed against Genesis Media Group, Inc. prior to the time of the acquisition and were not disclosed to the current management and some that were defended but for which judgments were received. The Company had provided a reserve for possible losses in 1999.

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

     In May 2001, the Company brought suit against Camille Barbone in the Superior Court of Rhode Island for breach of fiduciary duty and various other complaints. The suit was answered after a delay but brought none of the counter claims that were originally claimed in her suit against the Company meaning that they may not ever be brought again against the defendants of either suit. Ms. Barbone and Mr. Carley have signed settlement agreements resolving the matter.

     In 2001, the Company brought suit against Daniel Petronelli, et al, in the Superior Court of Rhode Island for breach of fiduciary duty and various other complaints. The suit was answered with a counter claims that seeks certain payments. Negotiations are in process for settlement.

ITEM 4. SUBMISSION OF MATTERS

     None.
                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     1. MARKET INFORMATION

     The following table sets forth high and low bid and asked prices derived from the National Association of Securities Dealers Over the Counter Bulletin Board Quotation System or for the periods of fiscal year 2002 and 2001.

                                    Bid Prices                 Ask Prices
                                 ---------------             --------------
                                 High        Low             High       Low
                                 ----        ---             ----       ---
Blue Moon Group, Inc.
2002
December 1  December 31      $ 4.80*     $ 2.65*         $ 3.80*    $ 2.25*
 *Post reverse 1:30

Open Door Online, Inc.
2002
January 1 - January 31          .10         .08             .10        .08
February 1 - February 29        .13         .08             .13        .08
March 1 - March 31              .11         .09             .11        .09
April 1 - April 30              .12         .06             .11        .06
May 1 - May 31                  .09         .06             .09        .06
June 1 - June 30                .09         .04             .09        .04
July 1 - July 31                .05         .02             .05        .02
August 1 - August 31            .01         .01             .01        .01
September 1 - September 30      .04         .01             .04        .01
October 1 - October 31          .04         .02             .04        .02
November 1 - November 30        .19         .03             .15        .03

Open Door Online, Inc.
2001
January 1 - January 31          .25         .17             .30        .20
February 1 - February 29        .17         .08             .16        .05
March 1 - March 31              .14         .06             .08        .05
April 1 - April 30              .13         .10             .10        .08
May 1 - May 31                  .10         .10             .10        .10
June 1 - June 30                .13         .07             .10        .07
July 1 - July 31                .13         .08             .10        .08
August 1 - August 31            .16         .14             .12        .08
September 1 - September 30      .24         .20             .17        .12
October 1 - October 31          .17         .14             .15        .10
November 1 - November 30        .18         .18             .15        .10
December 1 - December 31        .13         .09             .09        .09

     The above quotations are inter-dealer quotations, and the actual retail transactions may involve dealer retail markups, markdowns, or commissions for market makers of Blue Moon Group's stock. The prices quoted are based on the then stock outstanding and has not been adjusted for mergers, exchanges, splits or reverse splits. There can be no assurance the Common Stock will be accepted for trading on an active public market. In addition, the shares of Common Stock are subject to various governmental or regulatory body rules, which affect the liquidity of the shares.

     As of April 11, 2003, except for 214,768 free trading shares, all other shares issued by Blue Moon Group, Inc. are "restricted securities" within the meaning of Rule 144 under the Securities Act of 1933. Ordinarily, under Rule 144, a person holding restricted securities for a period of one year may, every three months, sell in ordinary brokerage transactions or in transactions directly with a market maker an amount equal to the greater of one percent of Blue Moon Group's then-outstanding Common Stock or the average weekly trading volume during the four calendar weeks prior to such sale. Future sales of such shares could have an adverse effect on the market price of the Common Stock.

(b) HOLDERS

     As of April 11, 2003, there were approximately 576 registered holders of free-trading shares and 96 holders of Blue Moon Group's restricted Common Stock, as reported by Blue Moon Group, Inc's. transfer agent. Some holders own both free trading and restricted shares and would be included in both classifications above.

(c) DIVIDENDS

     Blue Moon Group, Inc. has not paid any dividends on its Common Stock. Blue Moon Group, Inc. currently intends to retain any earnings for use in its operations and to finance the development and the expansion of its business. Therefore, Blue Moon Group, Inc. does not anticipate paying cash dividends in the foreseeable future. The payment of dividends is within the discretion of the Board of Directors. Any future decision with respect to dividends will depend on future earnings, future capital needs and the registrant's operating and financial condition, among other factors.

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

     David N. DeBaene failure to file Form 4 for the month of February 2001 plus February and March 2002.

     Michael Muzio and TF Investments failure to file Form 4 for the month's of October and December 2002.

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

2. RECENT SALES OF UNREGISTERED SECURITIES

     On December 5, 2002, Blue Moon Group, Inc. issued 16,800 restricted common shares for the payment of debt, 972,250 restricted common shares were issued to members of the Board of Directors and Advisory Committee's, and 823,333 restricted common shares in relation to employment agreements, consulting agreements or employee bonuses. These shares were issued with reliance on an exemption from registration requirements provided in Section 4(2) of the Securities Act of 1933. These shares were issued on a post reverse basis.

     In October 2002, the Open Door Online, Inc. issued 18,000,000 restricted common shares for the acquisition of Nebulous Records, Inc. The reverse equivalent is 600,000 restricted common shares. These shares were issued with reliance on an exemption from registration requirements provided in Section 4(2) of the Securities Act of 1933.

     In March 2002, Open Door Online, Inc. issued 519,315 common shares to David
N. DeBaene for wages, 250,000 common shares to Richard P. Greene for services and 500,000 common shares to Norman Birmingham for services rendered. These shares were issued pursuant to Form S-8. Additionally, 200,000 restricted common shares were issued to Steev Panneton for the acquisition of certain board games that he had developed. Mission Bay Consultants was issued 1,000,000 restricted common shares for services. 100,000 restricted common shares were issued to the principals of Anderson Associated for consulting related to a purchase contract. Mr. Thomas Hill was issued 375,000 restricted common shares in consideration of a consulting contract. These shares were issued with reliance on an exemption from registration requirements provided in Section 4(2) of the Securities Act of 1933.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The "Management's Discussion and Analysis of Financial Condition and Results of Operations" included herein should be read in conjunction with the financial statements for the years ended December 31, 2002 and for the year ended December 31, 2001, respectively, and the related notes to each statement appearing elsewhere in this Form 10-KSB. In addition to historical information, the following discussion and other parts of this Form 10-KSB contain forward-looking information that involves risks and uncertainties. Actual results could differ materially from those anticipated by this forward-looking information due to factors discussed in other sections of this Form 10-KSB.

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

     HISTORICAL

     Our historical financial data presented below has been derived from the financial statements of Blue Moon group, Inc. and its predecessors, including the notes thereto, appearing elsewhere herein.

     The financial data includes the results of operations of Blue Moon Group, Inc. for December 31, 2002 and Open Door Online, Inc. for December 31, 2001.

                                           December 31,           December 31,
                                               2002                   2001
                                               ----                   ----
Summary of Operations
Net Revenues                              $          0          $    (32,243)
Forgiveness of Debt                             61,821                     0
Cost of Sales                                    9,391                     0
Gross Profit                                    52,430               (32,243)
Operating Expenses                           3,810,965               579,924
Net Profit (Loss)                           (4,059,577)             (612,167)
Summary Balance Sheet Data
Total Assets                              $  8,069,435          $ 10,501,696
Total Liabilities                              945,007             1,917,604
Shareholder's Equity                         7,124,428             8,584,092

     Blue Moon Group, Inc. completed the acquisition of Nebulous Records, Inc. in October 2002 in what is expected to be the first of several acquisitions contemplated.

     No revenue was recorded in this fiscal year as management spent the year implementing the shift in its focus described in 2001.

     Subsequent to this acquisition the management immediately began soliciting additional financing. As of the end of the fiscal year sources for potential funding had been identified and negotiations are currently ongoing.

     2001

     Open Door Online, Inc. had chosen to shift its focus to become a holding company for existing entertainment operations that operate as wholly owned subsidiaries. These subsidiaries are to be in recording, artist development concert promotion and additional marketing of entertainment related products.

     Several contacts had been made with reputable entertainment industry managers that will allow the Company to acquire operations to meet its newly defined business model. Financing for various acquisitions and promotions is currently being sought. While there is no guarantee that the financing will be secured, management is confident that with the recovering economy financing opportunities will be more readily available.

     RESULTS OF OPERATIONS

     SALES

     From inception to December 31, 2002, revenues have primarily consisted of the sale of CD's from our distribution division, Open Door Records, and from the commercial operations of Open Door Studios through December 31, 2002. Sales were $0 in fiscal 2002 compared to $(32,243) as a result of product returns at December 31, 2001. No product shipments occurred in 2002 and limited new shipments of product were made during 2001 and were surpassed by returns of previously shipped products.

     COST OF SALES

     Cost of Sales, primarily represent CD and fulfillment operations and artist record promotions and royalties plus studio engineering cost. The Cost of Sales for the year ended December 31, 2002 was $9,391 and were $0 for the year ending December 31, 2001.

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

     Expenses of $0 for the year ended December 31, 2002 and $10,632 were incurred for the year ended December 31, 2001. This decrease was directly relational to the lack of promotional expenses for marketing new artists.

     CONSULTING EXPENSES

     Consulting expenses for web site maintenance and hosting after the completion of the initial development process was completed and consultants surrounding the implementation of artist signing and promotions added $5,000 to the expenses for the year ended December 31, 2001 compared with $199,455 for the year ended December 31, 2002. The increase is attributable to agreements for the formulation of distribution agreements, artist recording solicitations and the search for investors.

     GENERAL AND ADMINISTRATIVE

     General and administrative expense consists primarily of salaries, legal and other administrative costs, fees for outside consultants and other overhead. General and administrative expense was $456,807 for the year ended December 31, 2002 compared to $533,547 for the year ended December 31, 2001. It is anticipated that overall general and administrative expense will decrease as a percentage of revenue as revenue increases. These expenses were reduced substantially in 2002 continuing a trend that began in the fourth quarter of fiscal 2000 and will decrease further with the reduction of payroll, public company related costs, reduced rents and professional fees. Operating costs for facilities and a reduction in travel expenses are the primary reasons for the decline.

     DEPRECIATION EXPENSE

     Depreciation and amortization expenses increased to $3,071,153 from $70,957 in the years ended December 31, 2002 and December 31, 2001, respectively. The increase was attributed to the write down in value of the music library.

     INTEREST EXPENSE

     Net interest expense for the year ended December 31, 2002 was $40,994. Comparable interest costs for the year ended 2001 were $40,212.

     LIQUIDITY AND CAPITAL RESOURCES

     As of December 31, 2002 we had $0. Bills were being paid on as needed basis with funds borrowed by the Company up to the required amount for payment. Historically we have financed our operations with short-term convertible debt or through the issuance of equity in the form of our common stock. During the year ended December 31, 2002 we borrowed $16,955. During the period ended December 31, 2001 we raised $163,023 through issuance of notes. New capitalization will be required in the event a merger, sale or acquisition of a subsidiary with cash reserves is completed. There is no assurance that we will be successful in raising the required capital or completing any other transaction.

     FUTURE PLAN OF OPERATION

     Our objective is to create revenue from strategic alliances capable of promoting and distributing compilations from our music library. We intend a merger or acquisition to provide a solid base for the future. The operations have been pared to the bare minimum with the President being the only full time contracted employee and a part-time contracted Chief Financial Officer that will need to be replaced in early 2003.

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

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

     As of May 15, 2002, our directors and executive officers, their ages, positions, the dates of their initial election or appointment as director or executive officer, and the expiration of the terms as directors are as follows:

            Name           Age                     Position
            ----           ---                     --------

     Michael Muzio          38   President, Chief Executive Officer and Director

     Norman J. Birmingham   48   Chief Financial Officer

     BUSINESS EXPERIENCE

     Mr. Michael Muzio became President and Director upon the completion of the Nebulous Records, Inc. transaction in October 2002. In 1999 Mr. Muzio founded Nebulous Records where he had four dance hits on the Billboard charts. Mr. Muzio was the CEO and founder of TrimFast, Inc. (NASDQ: TRIM)in 1991 where he remained until 1999.

     Norman J. Birmingham is currently the President of American Commerce Solutions, Inc. (OTCBB: AACS) having been selected for the position in March 2002. He has served as President of Patina Corp., a holding company for construction demolition and asbestos abatement companies and other operations, since April of 1999 and subsequently after a merger with American Commerce Solutions, Inc. f/k/a JD American Workwear, Inc. a director, treasurer and Chief Financial Officer from January 2000 to April 2001. From September 1998 to January 1999, Mr. Birmingham served as Chief Financial Officer of Mediforce, Inc., a medical products company. Mr. Birmingham was Chief Financial Officer for General Environmental Technologies, Inc., a holding company for three demolition companies, from January 1998 to September 1998. From November 1995 to August

1997, he served as President and Chief Financial Officer for Westmark Group Holdings, Inc., a holding company for wholesale mortgage companies. In addition, he served as President of Heart Labs of America, Inc. from November 1995 to June 1996. Mr. Birmingham was President of Budget Services and provided accounting, tax and financial planning services from September 1986 to July 1997. Mr. Birmingham became an officer of Open Door Online in February 2000 and a director in June 2000. Mr. Birmingham is also the Chief Financial Officer of Neometrix Technology Group, Inc. beginning that role in February 2003.

     Our directors are elected at the annual meeting of stockholders and hold office until their successors are elected and qualified. Our officers are appointed by the Board of Directors and serve at the pleasure of the Board and subject to employment agreements, if any, approved and ratified by the Board.

ITEM 10. EXECUTIVE COMPENSATION

     No compensation or directors fees have been paid to any executive officers or directors of Open Door Online or Open Door Records, Inc. from November 1997, the date of Open Door Records' inception, to the date hereof. In November 2002 we entered into three-year employment agreements with Mr. Muzio. Under the agreement he is entitled to receive a base annual salary of $125,000 during the period of November 15, 2002 to December 31, 2003. The salary will be increased annually, effective January 1st of each year, except in year one, by an amount of 4% or higher as determined by the Board of Directors.

     Compensation paid to the officers and directors of Open Door Records, Inc., and Blue Moon Group, Inc. and Open Door Online, Inc. during the three years ended December 31, 2002 was as follows:

                           SUMMARY COMPENSATION TABLE

                                                 Long Term Compensation

                        Annual Compensation            Awards
                ---------------------------------  --------------------
(a)         (b)       (c)         (d)       (e)      (f)        (g)

                                           Other    Restricted  Securities
Name and                                   Annual    Stock    Underlying
Principal                                  Compensa- Award(s)  Options/
Position     Year   Salary($)   Bonus ($)   tion ($)  ($)      SARs (#)
--------     ----   ---------   ---------   --------  ---      --------
Michael
Muzio
Pesident     2002    $ 22,500    $ - 0 -    $ - 0 -  $ - 0 -    $-0-

CEO and
President    2002    $ -0-       $ - 0 -    $ - 0 -  $8,000     $-0-
David N.     2001    $110,083    $ - 0 -    $ - 0 -  $ - 0 -    $-0-
DeBaene      2000    $ 24,574

     STOCK OPTION PLAN

     We currently provide no stock option plan. However, with the approval of the Board of Directors, we may ask the shareholders to approve such a plan at any meeting of the shareholders following the submission of this Form 10-KSB.

     OPTIONS/SAR GRANTS IN LAST FISCAL YEAR
               (INDIVIDUAL GRANTS)

     None.

     AGGREGATED OPTION/SAR EXERCISES IN THE LAST FISCAL YEAR
            AND FISCAL YEAR-END OPTION/SAR VALUES

     None.

     COMPENSATION COMMITTEE

     NONE

     LIMITATION OF DIRECTORS' LIABILITY

     Our Articles of Incorporation eliminate, to the fullest possible extent permitted by New Jersey law, and now pursuant to our reincorporation in Delaware, the personal liability of our directors for monetary damages in relation to breaches of fiduciary duty. However, these articles do not provide for the elimination or limitation of the personal liability of a director for acts or omissions that involve intentional misconduct, fraud or knowing violation of the law, or unlawful corporate distributions. These provisions will limit the remedies available to the stockholder who is dissatisfied with a decision of the board of directors protected by these provisions, and the stockholders' only remedy may be to bring suit to prevent the action of the board. This remedy may not be effective in many situations because stockholders' are often unaware of a transaction or an event before the board's action. In these cases, our stockholders and our company could be injured by a board's decision and have no effective remedy.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

                                                         Shares
                                                      Beneficially  Percent of
Title of Class         Name/Address of Owner             Owned        Class
--------------         ---------------------             -----        -----
     Common            Michael Muzio                     300,000       7.97%
                       4957 Garland Branch Rd.
                       Dover, FL

     Common            TF Investments                    300,000       7.97%

     Common            Norman J. Birmingham               55,133        .15%

     Common            All Officers and Directors
                       And holders over 5% per           655,133      17.41%

     Common            All Officers and Directors        355,133       9.43%

Notes:    (i)   All Percentages are calculated based upon 3,764,023 shares outstanding as of the date of the filing of this Form 10-KSB.

          (ii) All common shares are entitled to 1 vote per share. There are no other shares with voting rights.

     SECURITY OWNERSHIP OF MANAGEMENT

                                                        Shares
                                                     Beneficially    Percent of
Title of Class         Name/Address of Owner            Owned          Class
--------------         ---------------------            -----          ------
     Common            Michael Muzio                    300,000         7.97%

     Common            Norman J. Birmingham             55,133          .15%

     (1) All percentages are calculated based upon 3,764,023 shares of common stock of Blue Moon Group issued and outstanding as of the date of filing this Form 10-KSB.

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

     None.

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

10.9*     Agreement between LiveOnTheNet.com and Open Door Music, Inc.

10.10* Exclusive Distribution Agreement between KnowSavage Productions, Inc. and Open Door Music Distribution

10.11     Employment Agreement between Blue Moon Group, Inc. and Michael Muzio.

10.12 Purchase Agreement between Open Door Online, Inc. and Nebulous records, Inc.

99.1 Certification Pursuant to 18 U.s.c. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-oxley Act of 2002

99.2 Certification Pursuant to 18 U.s.c. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-oxley Act of 2002


* Previously filed as exhibits to Form 10-SB/A

ITEM 14. CONTROLS AND PROCEDURES

     The Company maintains disclosure controls and procedures (as defined in Rule 13a-14 of the Exchange Act) that are designed to ensure that information required to be disclosed in the Company's Exchange Act report is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and that such information is accumulated and communicated to the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives and management necessarily was required to apply its judgment in the evaluating the cost-benefit relationship of possible controls and procedures.

     Within 90 days prior to the filing date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation if the Company disclosure controls and procedures. Based on the foregoing, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective.

     There have been no significant changes in the Company's internal controls or in the factors that could significantly affect the internal controls subsequent to the date the company completed its evaluation.

SIGNATURES

     In accordance with the section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATED: April 14, 2003                   BLUE MOON GROUP, INC.

                                        By: /s/ MICHAEL MUZIO
                                            -------------------------------
                                                Michael Muzio
                                                CEO, President and Director

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE                        TITLE                             DATE
-----------                      -----                             ----

/s/ Michael Muzio               Director                          April 14, 2003

/s/ Norman J. Birmingham        Chief Financial Officer           April 14, 2003

                                 CERTIFICATIONS

I, Michael Muzio, certify that:

1. I have reviewed this annual report on Form 10-KSB of Blue Moon Group, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c. presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


/s/ MICHAEL MUZIO
----------------------------
Michael Muzio                                           April 14, 2003

I, Norman J. Birmingham, certify that:

1. I have reviewed this annual report on Form 10-KSB of Blue Moon Group, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c. presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


/s/ NORMAN J. BIRMINGHAM
----------------------------------------
NORMAN J. BIRMINGHAM                                    April 14, 2003

                          PART F/S FINANCIAL STATEMENTS

                          INDEX TO FINANCIAL STATEMENTS






BLUE MOON GROUP, INC.:

Report of Independent Accountants......................................F-2

Balance Sheet - December 31, 2002   ...................................F-3

Statements of Operations for the two years
       ended December 31, 2002 ........................................F-4

Statements of Stockholders' Equity for the
       two years ended December 31, 2002 ..............................F-5

Statements of Cash Flows for the two years
       ended December 31, 2002 ........................................F-6

Notes to Financial Statements for the
       two years ended December 31, 2002 ..........................F-7 - F-12

                        Report of Independent Accountants



To The Board of Directors
Blue Moon Group, Inc.
Dover, Florida

We have audited the accompanying balance sheets of Blue Moon Group, Inc.(formerly Open Door Online, Inc.) as of December 31, 2002 and the related statements of operations, stockholders' equity and cash flows for the two years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all materials respects, the financial position of Blue Moon Group, Inc. as of December 31, 2002 and the results of operations and its cash flows for the two years then ended in conformity with accounting principles generally accepted in the United States of America.

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


                                                 James C. Marshall, CPA, P.C.

Scottsdale, Arizona
April 14, 2003

                      Blue Moon Group, Inc. and Subsidiary
                        (formerly Open Door Online, Inc.)
                                  Balance Sheet
                      for the year ended December 31, 2002


                                                                    December 31,
        ASSETS                                                         2002
                                                                   ------------
Current Assets
 Cash and cash equivalents                                         $         --
 Accounts receivable - trade                                             28,000
 Loans receivable - trade                                               183,624
 Prepaid expenses                                                     1,298,687
 Inventories                                                             30,000
                                                                   ------------

      Current Assets                                                  1,540,311

Property and equipment, net                                             248,798
Intellectual assets, net                                                 27,000
Goodwill                                                                 10,000
Music library (Notes 2 and 4)                                         6,105,005
Publishing & Copyrights                                                 130,521
Marketable securities                                                     7,800
                                                                   ------------

Total Assets                                                       $  8,069,435
                                                                   ============

        LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
 Accounts payable                                                  $    238,502
 Payroll taxes and accrued expenses                                     218,649
 Judgements payable                                                      92,166
 Notes payable                                                          365,690
                                                                   ------------

      Current Liabilities                                               915,007
                                                                   ------------

Long term liabilities
 Related party note payable                                              30,000
                                                                   ------------

      Total Liabilities                                                 945,007

Stockholders' Equity
 Preferred stock, .001 par value;
  5,000,000 shares authorized, 0 issued and outstanding                      --
 Common stock, .001 par value;
  50,000,000 shares authorized, 3,140,483
  and 1,906,316 issued and outstanding,
  respectively (Note 7)                                                   1,906
 Additional paid-in capital                                          13,332,179
 Retained earnings                                                   (6,209,657)
                                                                   ------------

      Total Stockholders' Equity                                      7,124,428
                                                                   ------------

Total Liabilities and Stockholders' Equity                         $  8,069,435
                                                                   ============

The accompanying notes are an integral part of these financial statements

                      Blue Moon Group, Inc. and Subsidiary
                        (formerly Open Door Online, Inc.)
                            Statements of Operations
                    for the two years ended December 31, 2002


                                                           December 31,
                                                   ----------------------------
                                                       2002             2001
                                                   -----------      -----------
Revenue
Sales                                              $        --      $   (32,243)
Forgiveness of debt                                     61,821               --
Cost of Sales                                            9,391               --
                                                   -----------      -----------
Gross profit                                            52,430          (32,243)

Operating expenses
 Administrative expenses                               655,262          119,555
 Salaries and payroll taxes                             22,500           95,000
 Professional and outside services                      62,050          294,412
 Amortization and depreciation                       3,071,153           70,957
                                                   -----------      -----------
      Total Operating Expense                        3,810,965          579,924
                                                   -----------      -----------

 Loss from operations                               (3,758,535)        (612,167)
                                                   -----------      -----------
Other expenses
 Interest expense                                       40,994           40,212

Loss on disposal of property and equipment             260,048               --
                                                   -----------      -----------

Loss before income taxes                            (4,059,577)        (652,379)
                                                   -----------      -----------

Provision (benefit) of income taxes                         --               --
                                                   -----------      -----------

Net loss                                           $(4,059,577)     $  (652,379)
                                                   ===========      ===========

Net loss per common share (Note 8)                 $     (4.68)     $     (1.15)
                                                   ===========      ===========

Weighted average shares outstanding                    866,947          567,341
                                                   ===========      ===========


The accompanying notes are an integral part of these financial statements

                      Blue Moon Group, Inc. and Subsidiary
                        (formerly Open Door Online, Inc.)
                       Statements of Stockholders' Equity
                    for the two years ended December 31, 2002

                                                Common Stock
                                         --------------------------        Paid in      Accumulated
                                            Shares         Amount          Capital        Deficit          Total
                                         -----------     -----------     -----------    -----------     -----------
Balance at January 1, 2001                   396,466     $       396     $10,312,787    $(1,497,701)    $ 8,815,482

Issuance of Common Stock                     177,922     $       178         370,801             --         370,979

Issuance of stock for services                55,567     $        56          49,954             --          50,010

Net Loss                                          --              --              --       (652,379)       (652,379)
                                         -----------     -----------     -----------    -----------     -----------

Balance at December 31, 2001                 629,955     $       630     $10,733,542    $(2,150,080)    $ 8,584,092
                                         -----------     -----------     -----------    -----------     -----------

Issuance of Common Stock                      98,144              98         329,797             --         329,895

Acquisition of Nebulous Records, Inc.        600,000             600         539,400             --         540,000

Issuance of stock for services               578,217             578       1,729,440             --       1,730,018

Net Loss                                          --              --              --     (4,059,577)     (4,059,577)
                                         -----------     -----------     -----------    -----------     -----------

Balance at December 31, 2002               1,906,316     $     1,906     $13,332,179    $(6,209,657)    $ 7,124,428
                                         ===========     ===========     ===========    ===========     ===========


The accompanying notes are an integral part of these financial statements

                       Blue Moon Group Inc. and Subsidiary
                        (formerly Open Door Online, Inc.)
                            Statements of Cash Flows
                    for the two years ended December 31, 2002

                                                                   December 31,
                                                          ---------------------------
                                                              2002            2001
                                                          -----------     -----------
Cash Flows From Operating Activities
 Net income (loss)                                        $(4,059,577)    $  (652,379)
 Adjustments to reconcile net loss to net
 cash used by operating activities
 Amortization and depreciation                              3,071,153          70,957
  Issuance of stock for services                            1,730,018          50,010
  Loss on disposal                                            260,048              --
                                                          -----------     -----------
 Changes in cash flows used by operating activities         1,001,643        (531,412)

Changes in operating assets and liabilities (net
 of effects from acquisition of business):
 Accounts receivable                                           38,650          40,953
 Loans receivable - trade                                     (73,465)         (4,265)
 Prepaid expenses                                          (1,298,687)             --
 Inventory                                                    (20,152)         (1,245)
 Accounts payable                                            (162,921)        (15,712)
 Accrued payroll, taxes                                      (360,778)        348,658
                                                          -----------     -----------
 Net cash flow used by operating activities                (1,877,353)        368,389
                                                          -----------     -----------
Cash flows from investing activities
 Acquisition of property, plant and equipment                (209,917)
 Disposition of Assets, net of depreciation                 1,137,967              --
                                                          -----------     -----------
 Net cash used by investing activities                        928,050              --
                                                          -----------     -----------

Cash flows from financing activities
 Proceed from issuance of debt net of repay                        --         163,023
    Net repayment of debt                                     (52,340)             --
                                                          -----------     -----------
 Net cash provided by financing activities                    (52,340)        163,023
                                                          -----------     -----------

  Net increase (decrease) in cash and cash equivalents             --              --

  Cash at January 1,                                               --              --
                                                          -----------     -----------

  Cash at end of period                                   $        --     $        --
                                                          ===========     ===========


The accompanying notes are an integral part of these financial statements

                     Blue Moon Group, Inc. and Subsidiary
                        (formerly Open Door Online, Inc.)
                   Consolidated Notes to Financial Statements
                    for the two years ended December 31, 2002


Note 1 - Organization

         In October, 2002, the Company reincorporated in the state of Delaware and changed its name to Blue Moon Group, Inc. The predecessor, Open Door Records, Inc. ("Open Door") was incorporated in the state of Rhode Island on November 20, 1997. As the surviving entity from a merger with Genesis Media Group, Inc. in June 1999 Open Door Online, Inc. is a New Jersey corporation formed on June 20, 1987. In October, 2002, the Company acquired Nebulous Records, Inc., a Florida corporation involved in the music business. Nebulous was incorporated in February 2002 and has had only limited operations.

Going-concern and management plans
----------------------------------

         The accompanying financial statements have been prepared assuming that the Company will continue on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company had limited operations in 2002 and 2001, had losses of $4,059,577 and $652,379 for the years ended December 31, 2002 and 2001, respectively, and has exhausted its limited working capital reserves. The Company expects to face many operating and industry challenges and will be doing business in a highly competitive industry.

         Capital reserves at December 31, 2002 were essentially depleted. As a result, the Company has severely restricted operations. The Company is trying to raise additional working capital through various debt and equity arrangements. If sufficient operating funds can not be obtained, profitability of operations achieved, or satisfactory joint venture arrangements made, the Company will probably not be able to continue as a going concern. These financial statements do not include any adjustments relating to the recoverability and classifications of carrying amounts that might result should the Company be unable to continue as a going-concern.

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

Principles of Consolidation
---------------------------

         The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary. Intercompany transactions have been eliminated.

                      Blue Moon Group, Inc. and Subsidiary
                        (formerly Open Door Online, Inc.)
                   Consolidated Notes to Financial Statements
                    for the two years ended December 31, 2002
                                   (Continued)


Note 2 - Summary of Significant Accounting Policies (continued)

Line of Business
----------------

         The business of the Company to date has derived revenue from the promotion, production and studio recording services to music artists. The Company has various distribution contracts for recorded music from which the majority of its revenue is derived.

Revenue Recognition
-------------------

         Revenue is generally recognized upon shipment to the customer or upon completion of the services and is fully earned.

Equipment and Depreciation
--------------------------

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

Master Music Library
--------------------

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

                      Blue Moon Group, Inc. and Subsidiary
                        (formerly Open Door Online, Inc.)
                   Consolidated Notes to Financial Statements
                    for the two years ended December 31, 2002
                                   (Continued)


Note 2 - Summary of Significant Accounting Policies (continued)

Use of Estimates
----------------

         The financial statements have been prepared in accordance with generally accepted accounting principles and necessarily include amounts based on estimates and assumptions by management. Actual results could differ from those amounts. Significant estimates include amounts for litigation, royalties inventory and accounts receivable exposure.

Comprehensive Net Loss
----------------------

         There is no difference between the Company's net loss as reported for any of the periods reported herein and the Company's comprehensive loss, as defined by the Statement of Financial Accounting Standards No. 130.

Note 3 - Property and Equipment

         Depreciation and amortization for the years ended December 31, 2002 and 2001 were $3,071,153 and $70,957, respectively.

Property plant and equipment consist of the following:

                                                            December 31,
                                                       ------------------------
                                                          2002           2001
                                                       ---------      ---------
Production equipment                                   $ 218,561      $ 132,305
Office equipment, furniture and fixtures                  36,232         10,375
                                                       ---------      ---------
                                                         254,793        142,680
Less accumulated depreciation and amortization            (5,995)       (82,676)
                                                       ---------      ---------
                                                       $ 248,798      $  60,034
                                                       =========      =========

                      Blue Moon Group, Inc. and Subsidiary
                        (formerly Open Door Online, Inc.)
                   Consolidated Notes to Financial Statements
                    for the two years ended December 31, 2002
                                   (Continued)


Note 4 - Music Library

         The Company periodically reviews the carrying value of its music library to determine whether an impairment exists. The Company considers relevant potential cash flow and profitability information for the related products in assessing whether the carrying value of music publishing rights can be recovered. Because of competition in the market, difficulty in financing potential sales and modification of management's plans for utilization, during 2002 the Company determined that the carrying value of its music library will not be recovered from the undiscounted future cash flows of the related product. Accordingly, the Company recorded a writedown of $3,050,000, which is included in amortization expense in the accompanying statement of operations. Amortization expense related to the music library, including the impairment charge, was $3,050,000 in 2002 .

Note 5 - Related Party Debt

         Debt is due to the president of the Company and others for cash advances made to the Company for working capital. Advances during the years ended December 31, 2002 and 2001 were $30,000 and $64,650, respectively. The ending balances at December 31, 2002 and 2001 were $30,000 and $394,950, respectively and interest expense for the periods was $196 and $40,212, respectively.

Note 6 - Income Taxes

         The tax-free exchange with Genesis creates a difference in the basis of the assets between tax basis and accounting basis. At December 31, 2002, the tax basis of the assets is approximately $1,092,000 greater than the accounting basis. In the future, as assets are disposed of, depreciated, or amortized, or liabilities are paid, the deduction for tax purposes will be greater than the book basis, resulting in reduced tax expense or greater net operating loss carryover for tax purposes than would otherwise be expected. There is no certainty as to the timing of such recognition nor that the Company will be able to fully utilize these differences.

                      Blue Moon Group, Inc. and Subsidiary
                        (formerly Open Door Online, Inc.)
                   Consolidated Notes to Financial Statements
                    for the two years ended December 31, 2002
                                   (Continued)


Note 6 - Income Taxes (continued)

The components of deferred tax assets and liabilities are as follows:

                                                            December 31,
                                                    ---------------------------
                                                        2002            2001
                                                    -----------     -----------
Tax effects of carryforward benefits:
         Net operating loss carryforwards           $ 1,746,000     $   280,000
                                                    -----------     -----------
Tax effects of carryforwards
   Tax effects of future taxable differences and
         carryforwards                                1,746,000         280,000
Less deferred tax asset valuation allowance          (1,746,000)       (280,000)
                                                    -----------     -----------
Net deferred tax asset                              $        --     $        --
                                                    ===========     ===========

         Realization of the net deferred tax assets is dependent on generating sufficient taxable income prior to their expiration. Tax effects are based on a 9.0% state and 34.0% federal income tax rates for a net combined rate of 43%. The tax effects of the acquired business combination have not been recognized in the current or prior periods but will be recognized in future periods, at which time if the current period taxable income is insufficient to offset such charges for tax purposes, the effect will be available to the Company over the succeeding 20 years. The realized net operating losses expire as follows:

                  2019                      $    606,000
                  2020                           878,000
                  2021                           652,000
                  2022                         1,010,000
                                            ------------
                           Total            $  3,146,000
                                            ============

         A valuation allowance has been provided for the full deferred tax asset amount due to the lack of operating history and operating losses in recent periods. When realization of the deferred tax asset is more likely than not to occur, the benefit related to the differences will be recognized as a reduction of income tax expense. Additionally, the tax greater tax basis of $1,092,000 would be available for tax depreciation, reduced gain or increased loss upon disposition of the Music Library.

Note 7 - Preferred Stock

         In October 2002 the Company authorized 5,000,000 shares of preferred stock at a par value of $.001. No preferred stock has been issued.

                      Blue Moon Group, Inc. and Subsidiary
                        (formerly Open Door Online, Inc.)
                   Consolidated Notes to Financial Statements
                    for the two years ended December 31, 2002
                                   (Continued)

Note 8 - Common Stock

         On November 18, 2002 the Company declared a 1 for 30 reverse stock split of the outstanding common stock. The reverse stock split was effected after the market close on November 28, 2002, thereby reducing 39,842,970 shares of issued common stock to 1,328,099 shares. In conjunction with the reincorporation of the Company the par value per share of common stock was changed from $0.0001 to $0.001. Consequently, the aggregate par value of the issued common stock was reduced by reclassifying the par value amount of the reversed common stock to additional paid in capital for all periods presented. All per share amounts and outstanding shares have been retroactively restated in the accompanying consolidated financial statements for all periods presented to reflect the reverse stock split.

         The outstanding stock of the Company was 1,906,316 and 629,955 shares December 31, 2002 and 2001, respectively.

Note 9 - Earnings per Common Share

         Earnings per share of common stock have been computed based on the weighted average number of shares outstanding for all periods after giving effect tot the reverse stock split. As of December 31, 2002, the weighted average number of shares used to compute the earnings per share was 866,947. The weighted average shares used to compute earnings per share at December 31, 2001 was 567,341.

Note 10 - Contingencies

         Per agreements with employees, directors and consultants, the Company agreed to compensation in the form of common stock to be funded at various rates for prior and future service. In conjunction therewith, the Company issued 105,967 post reverse split shares during the period ended December 31, 2002. At the time of issuance the stock price was $3.00 per share, therefore, the Company recognized an expense of $317,900. Additionally, the Company has vested 472,250 shares in December 2002 at a price of $3.00 per share for services to be provided the Company during the 12 months from December 1, 2002. Therefore, the Company has recognized $118,063 during 2002 and will amortize the prepaid amount of $1,298,687 during the subsequent 11 months. The remaining terms of these agreements are up to 23 months during which the Company is committed to issue an additional 1,234,167 restricted common shares. The Company will recognize expense based on the number of share earned on the last day of each month shares are required to be issued.

Note 11 - Sale of Assets and Disposition of Liabilities

         In October 2002 the Company entered into a sale transaction for the sale of some of the assets of Open Door Records Inc. to a third party in exchange for the assumption of certain liabilities. The Company recognized a loss of $260,048 from this transaction.