Form 10QSB
period 2003-03-31
BLUE MOON GROUP INC
filed 2003-05-15
CIK 1098125

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
         For the quarterly period ended MARCH 31, 2003
                                        --------------

[ ]      Transition report under Section 13 or 15(d) of the Exchange Act
         For the transition period from ________________ to ________________

                           Commission File No. 0-30584

                              BLUE MOON GROUP, INC.
                              ---------------------
        (Exact name of small business issuer as specified in its charter)

         DELAWARE                                              16-1636770
         --------                                              ----------
State or Other Jurisdiction of                               (I.R.S.Employer
Incorporation or Organization)                               Identification No.)

                    4890 GARLAND BRANCH RD., DOVER, FL 33527
                    ----------------------------------------
                    (Address of Principal Executive Offices)

                                 (813) 707-1535
                                 --------------
                 (Issuers Telephone Number, Including Area Code)

                                       N/A
                 ----------------------------------------------
              (Former Name, Former Address and Former Fiscal Year,
                         if Changed Since Last Report)

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

     Common Stock, $.0001 par value per share, 3,934,526 shares outstanding at May 6, 2003

     Transitional Small Business Disclosure Format (check one)
                      Yes  [ ]      No [X]

                              BLUE MOON GROUP, INC.
                              INDEX TO FORM 10-QSB


                                                                                                     Page
PART I.   FINANCIAL INFORMATION

     Item 1.   Financial Statements

               Balance Sheet as of March 31, 2003                                                      4

               Statements of Operations for the three months ended March 31, 2003 and 2002             5

               Statements of Stockholders' Equity for the three months ended March 31, 2003 and 2002   6

               Statements of Cash Flows for the three months ended March 31, 2003 and 2002             7

               Notes to Financial Statements                                                           8

     Item 2.   Management's Discussion and Analysis of Financial Condition and                        11
               Results of Operations

PART II.  OTHER INFORMATION

      Item 1.  Legal Proceedings                                                                      13

      Item 2.  Changes in Securities                                                                  13

      Item 3.  Defaults Upon Senior Securities                                                        13

      Item 4.  Submissions of Matters to a Vote of Security Holders                                   13

      Item 5.  Other Information                                                                      13

      Item 6.  Exhibits and Reports on Form 8-K                                                       13

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

         Important factors that may cause actual results to differ from projections include, for example:

         o the success or failure of management's efforts to implement their business strategy;

         o        our ability to protect our intellectual property rights;

         o        our ability to compete with major established companies;

         o        our ability to attract and retain qualified employees; and

         o other risks which may be described in future filings with the SEC.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                              BLUE MOON GROUP, INC.
                                  BALANCE SHEET
                                 MARCH 31, 2003
                                   (UNAUDITED)

                                                                     March 31,
                                   ASSETS                              2003
                                                                   ------------
Current Assets
   Accounts receivable - trade                                     $     28,000
   Loans receivable - trade                                             228,124
   Prepaid expenses                                                     944,500

   Marketable securities                                                  7,800

   Inventories                                                           34,533
                                                                   ------------

        Current Assets                                                1,242,957

Property and equipment, net                                             237,809

Intellectual assets, net                                                 31,500

Goodwill                                                                 10,000
Music library (Notes 2 and 4)                                         6,105,005
Publishing & Copyrights                                                 129,427
                                                                   ------------

Total Assets                                                       $  7,756,698
                                                                   ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
   Accounts payable                                                $    300,899
   Accrued payroll and expenses                                         263,636

   Judgements payable                                                    92,166
   Notes payable                                                        469,428

   Current portion of long term debt                                         --
                                                                   ------------

        Current Liabilities                                           1,126,129
                                                                   ------------

        Total Liabilities                                             1,126,129

Stockholders' Equity
   Preferred stock, .001 par value;
       5,000,000 shares authorized, 0 issued and outstanding ..              --
   Common stock, .001 par value;
       50,000,000 shares authorized, 3,140,483
       and 2,074,649 issued and outstanding,
       respectively (Note 7)                                              2,074
   Additional paid-in capital                                        13,816,782
   Retained earnings                                                 (7,188,287)
                                                                   ------------

      Total Stockholders' Equity                                      6,630,569
                                                                   ------------

Total Liabilities and Stockholders' Equity                         $  7,756,698
                                                                   ============

    The accompanying notes are an integral part of these financial statements

                              BLUE MOON GROUP, INC.
                            STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED MARCH 31, 2003 AND 2002
                                   (UNAUDITED)

                                                            March 31,
                                                    ---------------------------
                                                        2003           2002
                                                    -----------     -----------
Revenue
Sales                                               $        --     $        --
Forgiveness of debt                                          --              --
Cost of Sales                                                --              --
                                                    -----------     -----------
Gross profit                                                 --              --

Operating expenses
 Administrative expenses                                908,073         181,625
 Salaries and payroll taxes                              31,250          23,750
 Professional and outside services                       15,485          26,250
 Amortization and depreciation                           10,085           4,810
                                                    -----------     -----------

      Total Operating Expense                           964,893         236,435
                                                    -----------     -----------

 Loss from operations                                  (964,893)       (236,435)
                                                    -----------     -----------

Other expenses
 Interest expense                                        13,737          10,204


Loss on disposal of property and equipment                   --              --
                                                    -----------     -----------

Loss before income taxes                               (978,630)       (246,639)
                                                    -----------     -----------


Provision (benefit) of income taxes                          --              --
                                                    -----------     -----------

Net loss                                            $  (978,630)    $  (246,639)
                                                    ===========     ===========

Net loss per common share (Note 8)                  $     (0.50)    $     (0.34)
                                                    ===========     ===========

Weighted average shares outstanding                   1,964,924         728,098
                                                    ===========     ===========



    The accompanying notes are an integral part of these financial statements

                              BLUE MOON GROUP, INC.
                       STATEMENTS OF STOCKHOLDERS' EQUITY
               FOR THE THREE MONTHS ENDED MARCH 31, 2003 AND 2002
                                   (UNAUDITED)

                                       Common Stock
                                 -------------------------    Paid in     Accumulated
                                    Shares       Amount       Capital        Deficit        Total
                                 -----------   -----------   -----------   -----------    -----------
Balance at December 31, 2001         629,955   $       630   $10,733,542   $(2,150,080)   $ 8,584,092


Issuance of Stock for Services        98,143   $        98       329,797            --        329,895


Net Loss                                  --            --            --      (246,639)      (246,639)
                                 -----------   -----------   -----------   -----------    -----------

Balance at March 31, 2002            728,098   $       728   $11,063,339   $(2,396,719)   $ 8,667,348
                                 ===========   ===========   ===========   ===========    ===========

Balance at December 31, 2002       1,906,316   $     1,906   $13,332,179   $(6,209,657)   $ 7,124,428


Issuance of Stock for Services       168,333           168       484,603            --        484,771


Net Loss                                  --            --            --      (978,630)      (978,630)
                                 -----------   -----------   -----------   -----------    -----------

Balance at March 31, 2003          2,074,649   $     2,074   $13,816,782   $(7,188,287)   $ 6,630,569
                                 ===========   ===========   ===========   ===========    ===========


   The accompanying notes are an integral part of these financial statements

                              BLUE MOON GROUP, INC.
                            STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 2003 AND 2002
                                   (UNAUDITED)

                                                              December 31,
                                                         ----------------------
                                                            2002         2001
                                                         ---------    ---------
Cash Flows From Operating Activities
 Net income (loss)                                       $(978,630)   $(246,639)
 Adjustments to reconcile net loss to net
 cash used by operating activities
  Amortization and depreciation                             10,085        4,810
  Issuance of stock for services                           484,771      151,505
                                                         ---------    ---------

 Changes in cash flows used by operating activities       (483,774)     (90,324)

Changes in operating assets and liabilities (net
 of effects from acquisition of  business):
 Loans receivable - trade                                  (44,500)          --
 Prepaid expenses                                          354,187           --
 Inventory                                                  (4,533)          --
 Intellectual assets                                        (2,500)
 Accounts payable                                           62,397        3,413
 Accrued payroll, taxes                                     44,987      (80,088)
                                                         ---------    ---------

 Net cash flow used by operating activities                410,038      (76,675)
                                                         ---------    ---------

Cash flows from investing activities

 Acquisition of property, plant and equipment                   --      (31,000)
                                                         ---------    ---------

 Net cash used by investing activities                          --      (31,000)
                                                         ---------    ---------

Cash flows from financing activities
 Proceeds from issuance of debt                             73,736       19,995
 Repayment of debt                                              --         (386)
 Common stock issued for repayment of debt                      --      178,390
                                                         ---------    ---------

 Net cash provided by financing activities                  73,736      197,999
                                                         ---------    ---------

  Net increase (decrease) in cash and cash equivalents          --           --

  Cash at beginning of period                                   --           --
                                                         ---------    ---------

  Cash at end of period                                  $      --    $      --
                                                         =========    =========


The accompanying notes are an integral part of these financial statements

                              BLUE MOON GROUP, Inc.
                          Notes to Financial Statements
               for the three months ended MARCH 31, 2003 and 2002

Note 1 - Organization

In October 2002, the Company reincorporated in the State of Delaware and changed its name to Blue Moon Group, Inc. The predecessor, Open Door Records, Inc. ("Open Door") was incorporated in the State of Rhode Island on November 20, 1997. In June 1999 Open Door merged with Genesis Media Group, Inc., a New Jersey corporation. The surviving entity of this merger was renamed Open Door Online, Inc., a New Jersey corporation. In October 2002, the Company acquired Nebulous Records, Inc., a Florida corporation formed in February 2002.

Note 2 - Summary of Significant Accounting Policies

The summary of significant accounting policies of Blue Moon Group, Inc. is presented to assist in understanding the Company's financial statements. The financial statements and notes are representations of the Company's management. Management is responsible for their integrity. The accounting policies conform to generally accepted accounting principles and have been consistently applied in the preparation of the financial statements. The results of operations for the interim periods shown in this report are not necessarily indicative of results to be expected for the fiscal year ending December 31, 2003.

Line of Business
----------------
Blue Moon Group, Inc. is an entity designed to provide traditional sales of recorded music from artists who have contracted the Company to provide distribution. The Company will also generate revenue from promotions, artist recording sessions and the sales of other prerecorded music.

Revenue Recognition
-------------------
Revenue is recognized when product is shipped with an offset for possible returns. Additional revenue is recorded when recording or promotional contracts are billed upon completion of the services.

Equipment and Depreciation
--------------------------
Depreciation has been provided on a straight-line basis for financial accounting purposes using the straight-line method over the shorter of the asset's estimated life or the lease term. The estimated useful lives of the assets are as follows:

Record and production equipment             5-7 Years
Website development                         5-7 Years
Leasehold improvements                     3-10 Years

                              BLUE MOON GROUP, Inc.
                          Notes to Financial Statements
               for the three months ended MARCH 31, 2003 and 2002


Note 2 - Summary of Significant Accounting Policies (continued)

Impairment
----------

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

Comprehensive Net Loss
---------------------
There is no difference between the Company's net loss as reported for any of the periods reported herein and the Company's comprehensive loss, as defined by the Statement of Financial Accounting Standards No. 130.

Note 3 - Property and Equipment

Depreciation and amortization for the three months ended March 31, 2003 and 2002 were $10,085 and $4,810, respectively.

                              BLUE MOON GROUP, Inc.
                          Notes to Financial Statements
                for the three months ended MARCH 31, 2003and 2002


Note 3 - Property and Equipment (continued)

Property plant and equipment consist of the following:
                                                                March 31,
                                                           2003          2002
                                                        ---------     ---------
Production equipment                                    $ 216,000     $  95,306
Office equipment, furniture and fixtures                   36,792        39,374
                                                        ---------     ---------
                                                          252,792       134,680
Less accumulated depreciation and amortization            (14,983)      (87,456)
                                                        ---------     ---------
                                                        $ 237,809     $  47,224
                                                        =========     =========

Note 4 - Stock Transactions - Related Party

During 2002 and 2003, Mr. Muzio has been a lender of funds to BLUE MOON GROUP, Inc. As of December 31, 2002 and March 31, 2003, the outstanding balances due him are $48,007 and $172,354, including interest expense of $197 and $923 respectively. The interest rate is 7% per annum.

Note 5 - Common Stock

The outstanding stock of the Company, as adjusted, was 2,074,649 shares and 728,098 shares at March 31, 2003 and 2002, respectively.

Note 6 - Earnings per Common Share

Earnings per share of common stock have been computed based on the weighted average number of shares outstanding. The weighted average number of shares used to compute the earnings per share at March 31, 2003 and 2002 was 1,964,924 and 728,098, respectively.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         RESULTS OF OPERATIONS

         SALES

         No sales were recorded for the quarter ending at March 31, 2003. No sales were reported in the quarterly period ended March 31, 2002.

         COST OF SALES

         Cost of Sales are normally primarily represented by costs for recordings, promotions and CD fulfillment operations and royalties. No cost of sales had been recorded for the quarters ended March 31, 2003 and 2002.

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

         Expenses of $ 0 were incurred for the quarter ended March 31, 2003 and 2002. The lack of expenses is directly relational to the lack of available cash for promotional expenses.

         GENERAL AND ADMINISTRATIVE

         General and administrative expense consists primarily of salaries, legal and other administrative costs, fees for outside consultants and other overhead. General and administrative expenses were $937,586 for the quarter ended March 31, 2003, an increase of $682,211 from $255,375 for the quarter ended March 31, 2002. The increase is attributable to consulting of $822,493 that were offset by a lowering of legal fees of $192,000. The consulting fees were paid for new contracts to produce music videos and for a music advisory board.

         DEPRECIATION EXPENSE

         Depreciation and amortization expenses rose to $10,085 from $4,810 in the quarters ended March 31, 2003 and March 31, 2002, respectively. The increase is attributed to the addition of equipment from the Nebulous Records purchase and is lessened by the sale of the Open Door Records equipment that occurred in the fourth quarter of 2002.

         INTEREST EXPENSE

         Net interest expense for the quarter ended March 31, 2003 was $13,736. Comparable interest costs for the corresponding quarter ended 2002 was $10,204. This increase was caused by the increase in outstanding short-term debt that occurred in fiscal 2003.

         LIQUIDITY AND CAPITAL RESOURCES

         As of March 31, 2003 we had $0 cash. Sufficient cash to finance operations for the short term is required. Historically we have financed our operations with short-term convertible debt or through the issuance of equity in the form of our common stock. During the current quarter we issued net new debt for cash of approximately $85,745. Significant increases in capital will be required to fund our aggressive business plan and support the manufacturing and distribution requirements of our current artist distribution contracts. While there is no assurance that we will be successful in raising the required capital all indications through our current financing negotiations suggest that we will receive substantial capital.

         ACCOUNTS RECEIVABLE

         As of March 31, 2003 we had no receivables from sales.

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

         OPERATIONS

         BLUE MOON GROUP, Inc. has completed a total restructuring of its operations and has changed its product and business mix.

         FUTURE PLAN OF OPERATION

         BLUE MOON GROUP, Inc. has embarked on a search to find various entertainment companies whose acquisition would be synergistic with current operations. The signing of artists to recording and distribution contracts is a key focus for the immediate revenue generating capacity of the Company. Six new artists are expected to begin recording immediately.

                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         None.

ITEM 2.  CHANGES IN SECURITIES

         During the quarter ended March 31, 2002 BLUE MOON GROUP, Inc. issued 168,333 restricted common shares for the purchase of services rendered. These shares were issued with reliance on an exemption from registration requirements provided in Section 4(2) of the Securities Act of 1933.

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

                                            BLUE MOON GROUP, INC.
                                            (Registrant)

                                            /s/ Michael Muzio
                                            -------------------
         Dated: May 5, 2003                 Michael Muzio
                                            President


                                            /s/ Norman J. Birmingham
                                            -------------------------
         Dated: May 5, 2003                 Norman J. Birmingham
                                            Chief Financial Officer

                                 CERTIFICATIONS


I, Michael Muzio, certify that:

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


         /s/ MICHAEL MUZIO
         ------------------------------------
         Michael Muzio

                                 CERTIFICATIONS


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