Form 10QSB
period 2003-06-30
BLUE MOON GROUP INC
filed 2003-08-20
CIK 1098125

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)
|X| Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
      For the quarterly period ended     JUNE 30, 2003

|_| Transition report under Section 13 or 15(d) of the Exchange Act For the transition period from __________ to __________

                           Commission File No. 0-30584

                              BLUE MOON GROUP, INC.
        -----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

          DELAWARE                                     16-1636770
-------------------------------              -----------------------------------
(State or Other Jurisdiction of              (I.R.S.Employer Identification No.)
Incorporation or Organization)

                    4890 GARLAND BRANCH RD., DOVER, FL 33527
                    ----------------------------------------
                    (Address of Principal Executive Offices)

                                 (813) 707-1535
                 -----------------------------------------------
                 (Issuers Telephone Number, Including Area Code)

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

         Common Stock, $.0001 par value per share, 4,239,823 shares were issued and 4,014,823 were outstanding at August 8, 2003

         Transitional Small Business Disclosure Format (check one)

Yes [ ]     No [X]

                              BLUE MOON GROUP, INC.
                              INDEX TO FORM 10-QSB

                                                                           Page
PART I.   FINANCIAL INFORMATION

     Item 1. Financial Statements

             Balance Sheet as of June 30, 2003                               4

             Statements of Operations                                        5
             for the six months and three months ended June 30, 2003 and June 30, 2002

             Statements of Cash Flows                                        6
             for the six months and three months ended June 30, 2003 and June 30, 2002

             Statements of Stockholders Equity                               7
             for the six months ended June 30, 2003 and June 30, 2002

             Notes to Financial Statements                                   8

     Item 2. Management's Discussion and Analysis of Financial Condition
             and Results of Operations                                       11

     Item 3. Controls and Procedures                                         14

PART II.  OTHER INFORMATION

     Item 1. Legal Proceedings                                               14

     Item 2. Changes in Securities                                           14

     Item 3. Defaults Upon Senior Securities                                 14

     Item 4. Submissions of Matters to a Vote of Security Holders            14

     Item 5. Other Information                                               14

     Item 6. Exhibits and Reports on Form 8-K                                14

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

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                              BLUE MOON GROUP, INC.
                                  BALANCE SHEET
                                  JUNE 30, 2003
                                   (UNAUDITED)

                                                               June 30,
                    ASSETS                                       2003
                                                             ------------
Current Assets
   Accounts receivable - trade                               $     28,000
   Loans receivable - trade                                       409,624
   Prepaid expenses                                               430,437
   Marketable securities                                            7,800
   Inventories                                                     34,533
                                                             ------------

        Current Assets                                            910,394

Property and equipment, net                                       229,300
Intellectual assets, net                                           31,500
Goodwill                                                           10,000
Music library (Notes 2 and 4)                                   6,105,005
Publishing & Copyrights                                           128,334
                                                             ------------

Total Assets                                                 $  7,414,533
                                                             ============

          LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
   Accounts payable                                          $    316,214
   Accrued payroll and expenses                                   201,344
   Judgements payable                                              92,166
   Notes payable                                                  494,928
                                                             ------------
        Current Liabilities                                     1,104,652
                                                             ------------

        Total Liabilities                                       1,104,652

Stockholders' Equity
   Preferred stock, .001 par value;
     5,000,000 shares authorized, 0 issued and outstanding             --
   Common stock, .001 par value;
     50,000,000 shares authorized, 4,059,823
     and 3,834,823 issued and outstanding,
     respectively (Note 7)                                          3,835
   Additional paid-in capital                                  14,759,572
   Retained earnings                                           (8,453,526)
                                                             ------------

        Total Stockholders' Equity                              6,309,881
                                                             ------------

Total Liabilities and Stockholders' Equity                   $  7,414,533
                                                             ============

   The accompanying notes are an integral part of these financial statements.

                              BLUE MOON GROUP, INC.
                            STATEMENTS OF OPERATIONS
        FOR THE SIX MONTHS AND THREE MONTHS ENDED JUNE 30, 2003 AND 2002
                                   (UNAUDITED)

                                                    For the six months               For the three months
                                                      ended June 30,                    ended June 30,
                                               ----------------------------      ----------------------------
                                                  2003              2002            2003              2002
                                               -----------      -----------      -----------      -----------
Revenue
Sales                                          $        --      $        --      $        --      $        --
Forgiveness of debt                                108,379          108,379

Cost of Sales                                           --               --               --               --
                                               -----------      -----------      -----------      -----------

Gross profit                                       108,379               --          108,379               --

Operating expenses
   Administrative expenses                       2,038,705           24,117        1,130,632           15,247
   Salaries and payroll taxes                       66,990           47,500           35,740           23,750
   Professional and outside services                91,470          204,005           75,985            5,000
   Amortization and depreciation                    20,170            9,620           10,085            4,810
                                               -----------      -----------      -----------      -----------

        Total Operating Expense                  2,217,335          285,242        1,252,442           48,807
                                               -----------      -----------      -----------      -----------

   Loss from operations                         (2,108,956)        (285,242)      (1,144,063)         (48,807)
                                               -----------      -----------      -----------      -----------
Other expenses
   Interest expense                                 26,747           24,060           13,010           13,856

Loss on disposal of property and equipment         108,166               --          108,166               --
                                               -----------      -----------      -----------      -----------

Loss before income taxes                        (2,243,869)        (309,302)      (1,265,239)         (62,663)
                                               -----------      -----------      -----------      -----------

Provision (benefit) of income taxes                     --               --               --               --
                                               -----------      -----------      -----------      -----------

Net loss                                       $(2,243,869)     $  (309,302)     $(1,265,239)     $   (62,663)
                                               ===========      ===========      ===========      ===========

Net loss per common share (Note 8)             $     (0.63)     $     (0.45)     $     (0.33)     $     (0.09)
                                               ===========      ===========      ===========      ===========

Weighted average shares outstanding              3,587,899          685,804        3,817,856          685,804
                                               ===========      ===========      ===========      ===========

   The accompanying notes are an integral part of these financial statements.

                              BLUE MOON GROUP, INC.
                            STATEMENTS OF CASH FLOWS
        FOR THE SIX MONTHS AND THREE MONTHS ENDED JUNE 30, 2003 AND 2002
                                   (UNAUDITED)

                                                               For the six months               For the three months
                                                                 ended June 30,                    ended June 30,
                                                          ----------------------------      ----------------------------
                                                             2003              2002             2003             2002
                                                          -----------      -----------      -----------      -----------
Cash Flows From Operating Activities
   Net income (loss)                                      $(2,243,869)     $  (309,302)     $(1,265,239)     $   (62,663)
   Adjustments to reconcile net loss to net
   cash used by operating activities
     Amortization and depreciation                             20,170            9,620           10,085            4,810
     Issuance of stock for services                          (196,308)         151,505         (196,308)              --
                                                          -----------      -----------      -----------      -----------
   Changes in cash flows used by operating activities      (2,420,007)        (148,177)      (1,451,462)         (57,853)

Changes in operating assets and liabilities (net of effects from acquisition of business):

   Loans receivable - trade                                  (226,000)              --         (181,500)              --
   Prepaid expenses                                           868,250               --          514,063               --
   Accounts payable                                            77,712           (1,795)          15,315               --
   Royalties payable                                               --               --               --           (5,208)
   Accrued expenses                                           (17,305)         (42,906)         (62,295)          37,182
                                                          -----------      -----------      -----------      -----------

   Net cash flow used by operating activities              (1,717,350)        (192,878)      (1,165,879)         (25,879)
                                                          -----------      -----------      -----------      -----------
Cash flows from investing activities
   Acquisition of property, plant and equipment                  (483)         (31,000)            (483)              --
                                                          -----------      -----------      -----------      -----------

   Net cash used by investing activities                         (483)         (31,000)            (483)              --
                                                          -----------      -----------      -----------      -----------

Cash flows from financing activities
   Proceeds from issuance of debt                              99,238           45,488           25,500           25,879
   Stock sold for capital or assets                         1,618,596               --        1,140,862               --
   Common stock issued for repayment of debt                       --          178,390               --               --
                                                          -----------      -----------      -----------      -----------

   Net cash provided by financing activities                1,717,834          223,878        1,166,362           25,879
                                                          -----------      -----------      -----------      -----------
     Net increase (decrease) in cash
          and cash equivalents                                     --               --               --               --

     Cash at beginning of period                                   --               --               --               --
                                                          -----------      -----------      -----------      -----------

     Cash at end of period                                $        --      $        --      $        --      $        --
                                                          ===========      ===========      ===========      ===========

   The accompanying notes are an integral part of these financial statements.

                              BLUE MOON GROUP, INC.
                       STATEMENTS OF STOCKHOLDERS' EQUITY
                 FOR THE SIX MONTHS ENDED JUNE 30, 2003 AND 2002
                                   (UNAUDITED)

                                         Common Stock
                                   -------------------------       Paid in       Accumulated
                                     Shares        Amount          Capital        Deficit            Total
                                   ---------     -----------     -----------     -----------      -----------
Balance at December 31, 2001         629,955     $       630     $10,733,542     $(2,150,080)     $ 8,584,092


Issuance of Stock                     98,143     $        98         329,797              --          329,895


Net Loss                                  --              --              --        (309,302)        (309,302)
                                   ---------     -----------     -----------     -----------      -----------

Balance at June 30, 2002             728,098     $       728     $11,063,339     $(2,459,382)     $ 8,604,685
                                   =========     ===========     ===========     ===========      ===========

Balance at December 31, 2002       1,906,316     $     1,906     $13,332,179     $(6,209,657)     $ 7,124,428


Issuance of Stock                  1,928,507           1,929       1,427,393              --        1,429,322

Net Loss                                  --              --              --      (2,243,869)      (2,243,869)
                                   ---------     -----------     -----------     -----------      -----------

Balance at June 30, 2003           3,834,823     $     3,835     $14,759,572     $(8,453,526)     $ 6,309,881
                                   =========     ===========     ===========     ===========      ===========

   The accompanying notes are an integral part of these financial statements.

                              BLUE MOON GROUP, INC.
                          Notes to Financial Statements
                 for the six months ended June 30, 2003 and 2002

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

Note 2 - Summary of Significant Accounting Policies

The summary of significant accounting policies of Blue Moon Group, Inc. is presented to assist in understanding the Company's financial statements. The financial statements and notes are representations of the Company's management. Management is responsible for their integrity. The accounting policies conform to generally accepted accounting principles and have been consistently applied in the preparation of the financial statements. The results of operations for the interim periods shown in this report are not necessarily indicative of results to be expected for the fiscal year ending December 31, 2003

Line of Business
----------------
Blue Moon Group, Inc. is an entity designed to provide traditional sales of recorded music from artists who have contracted the Company to provide distribution. The Company will also generate revenue from promotions, artist recording sessions and the sales of other prerecorded music.

Revenue Recognition
-------------------
Revenue is recognized when product is shipped with an offset for possible returns. Additional revenue is recorded when recording or promotional contracts are billed upon completion of the services.

Equipment and Depreciation
---------------------------
Depreciation has been provided on a straight-line basis for financial accounting purposes using the straight-line method over the shorter of the asset's estimated life or the lease term. The estimated useful lives of the assets are as follows:

Record and production equipment             5-7 Years
Website development                         5-7 Years
Leasehold improvements                     3-10 Years

                              BLUE MOON GROUP, Inc.
                          Notes to Financial Statements
                 for the six months ended June 30, 2003 and 2002

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

Master Music Library
--------------------
The master music library consists of original and digitized masters of well known artists. The Company has the right to produce, sell, distribute or otherwise profit from its utilization of this library subject to industry standard royalty fees to be paid to artists as copies of the product are sold or distributed. The Company will amortize the library on a unit sold basis in accordance with SFAS 50 that relates the capitalized costs to estimated net revenue to be realized. When anticipated sales appear to be insufficient to fully recover the basis, a provision against current operations will be made for anticipated losses. To date the Company has not utilized the library nor expensed any of the carrying value.

Comprehensive Net Loss
----------------------
There is no difference between the Company's net loss as reported for any of the periods reported herein and the Company's comprehensive loss, as defined by the Statement of Financial Accounting Standards No. 130.

Note 3 - Property and Equipment

Depreciation and amortization for the six months and three months ended June 30, 2003 and 2002 were $20,170 and $9,620 and $10,085 and $4,810, respectively.

                              BLUE MOON GROUP, Inc.
                          Notes to Financial Statements
                 for the six months ended June 30, 2003and 2002

Note 3 - Property and Equipment (continued)

Property plant and equipment consist of the following:

                                                    June 30,
                                               2003           2002
                                             ---------      ---------
Production equipment                         $ 216,000      $ 124,305
Office equipment, furniture and fixtures        37,276         10,376
                                             ---------      ---------
                                               253,276        134,681
Less accumulated depreciation                  (23,976)       (92,266)
                                             ---------      ---------
                                             $ 229,300      $  42,415
                                             =========      =========

Note 4 - Stock Transactions - Related Party

During 2002 and 2003, Mr. Muzio has been a lender of funds to BLUE MOON GROUP, Inc. As of December 31, 2002 and June 30, 2003, the outstanding balances due him are $48,007 and $172,354, including interest expense of $1,877 and $3,099 respectively. The interest rate is of 7% per annum.

Note 5 - Common Stock

The outstanding stock of the Company, as adjusted, was 4,059,823 shares and 728,098 shares at June 30, 2003 and 2002, respectively.

Note 6 - Earnings per Common Share

Earnings per share of common stock have been computed based on the weighted average number of shares outstanding. The weighted average number of shares used to compute the earnings per share at June 30, 2003 and 2002 was 3,587,899 and 685,804, respectively.

                              BLUE MOON GROUP, Inc.
                          Notes to Financial Statements
                 for the six months ended June 30, 2003 and 2002

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         RESULTS OF OPERATIONS

         For the three month's ended June 30, 2003 and June 30, 2002

         SALES

         No sales were recorded for the quarter ending at June 30, 2003. No sales were reported in the quarterly period ended June 30, 2002.

         COST OF SALES

         Cost of Sales are normally primarily represented by costs for recordings, promotions and CD fulfillment operations and royalties. No cost of sales had been recorded for the quarters ended June 30, 2003 and 2002.

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

         Expenses of $ 0 were incurred for the quarter ended June 30, 2003 and 2002. The lack of expenses is directly relational to the lack of available cash for promotional expenses.

         GENERAL AND ADMINISTRATIVE

         General and administrative expense consists primarily of legal and other administrative costs, fees for outside consultants, and other overhead. General and administrative expenses were $1,130,632 for the quarter ended June 30, 2003, an increase of $1,115,385 from $15,247 for the quarter ended June 30, 2002. The increase is attributable to consulting fees of $1,133,980 and legal fees that increased $59,485. The consulting fees were paid for new contracts to produce music videos and for a music advisory board and additional activities in the production of musical recordings.

         DEPRECIATION EXPENSE

         Depreciation and amortization expenses rose to $10,085 from $4,810 in the quarters ended June 30, 2003 and June 30, 2002, respectively. The increase is attributed to the addition of equipment from the Nebulous Records purchase and is lessened by the sale of the Open Door Records equipment that occurred in the fourth quarter of 2002.

         INTEREST EXPENSE

         Net interest expense for the quarter ended June 30, 2003 was $13,010. Comparable interest costs for the corresponding quarter ended 2002 was $13,856. This increase was caused by the increase in outstanding short-term debt that occurred in fiscal 2003.

         RESULTS OF OPERATIONS

         For the six month's ended June 30, 2003 and June 30, 2002

         SALES

         No sales were recorded for the six months ending at June 30, 2003. No sales were reported in the quarterly period ended June 30, 2002.

         COST OF SALES

         Cost of Sales are normally primarily represented by costs for recordings, promotions and CD fulfillment operations and royalties. No cost of sales had been recorded for the six months ended June 30, 2003 and 2002.

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

         Expenses of $ 0 were incurred for the six months ended June 30, 2003 and 2002. The lack of expenses is directly relational to the lack of available cash for promotional expenses.

         GENERAL AND ADMINISTRATIVE

         General and administrative expense consists primarily of salaries, legal and other administrative costs, fees for outside consultants and other overhead. General and administrative expenses were $2,038,705 for the six months ended June 30, 2003, an increase of $2,014,588 from $24,117 for the quarter ended June 30, 2002. The increase is attributable to consulting that rose by $1,971,622 and legal fees that increased $67,970. The consulting fees were paid for new contracts to produce music videos and for a music advisory board plus the production costs for newly recorded music.

         DEPRECIATION EXPENSE

         Depreciation and amortization expenses rose to $20,170 from $9,620 in the six months ended June 30, 2003 and June 30, 2002, respectively. The increase is attributed to the addition of equipment from the Nebulous Records purchase and is lessened by the sale of the Open Door Records equipment that occurred in the fourth quarter of 2002.

         INTEREST EXPENSE

         Net interest expense for the quarter ended June 30, 2003 was $26,747. Comparable interest costs for the corresponding six months ended 2002 was $24,060. This increase was caused by the increase in outstanding short-term debt that occurred in fiscal 2003

         LIQUIDITY AND CAPITAL RESOURCES

         As of June 30, 2003 we had $0 cash. Sufficient cash to finance operations for the short term is required. Historically we have financed our operations with short-term convertible debt or through the issuance of equity in the form of our common stock. During the current quarter and the six month period ended June 30, 2003, we issued net new debt for cash of approximately $25,500 and $99,238 respectively. Significant increases in capital will be required to fund our aggressive business plan and support the manufacturing and distribution requirements of our current artist distribution contracts. While there is no assurance that we will be successful in raising the required capital all indications through our current financing negotiations suggest that we will receive substantial capital.

         ACCOUNTS RECEIVABLE

         As of June 30, 2003 we had no receivables from sales.

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

         FUTURE PLAN OF OPERATION

         BLUE MOON GROUP, INC. has embarked on a search to find various entertainment companies whose acquisition would be synergistic with current operations. The signing of artists to recording and distribution contracts is a key focus for the immediate revenue generating capacity of the Company. Six new artists have begun recording for releases in the third quarter of 2003 and the first quarter of 2004.

         The company has been successful in settling old debts and certain lawsuits. All outstanding legal issues between prior officers who had filed suit two years ago have been settled. With the suits settled, new high quality advisory personnel and the upcoming releases of products the company stands poised to implement its business plan and provide its shareholders the opportunity for a return on their investments.

ITEM 3. DISCLOSURE CONTROLS AND PROCEDURES

         We have carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (the "CEO") and our Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Act")) as of the end of the fiscal quarter covered by this report. Based upon that evaluation, our CEO and Principal Financial Officer concluded that our disclosure controls and procedures are effective in providing reasonable assurance that (a) the information required to be disclosed by us in the reports that we file or submit under the Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and (b) such information is accumulated and communicated to our management, including our CEO and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

         There has been no changes in our internal control over financial reporting during the fiscal quarter covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

         The Company is involved from time to time in litigation incidental to its business. Management believes that the outcome of current litigation will not have a material adverse effect upon the operations or financial condition of the Company and will not disrupt the normal operations of the Company.

ITEM 2.  CHANGES IN SECURITIES

         During the quarter ended June 30, 2003 Blue Moon Group, Inc. issued a net 70,800 restricted common shares for the purchase of services rendered. These shares were issued with reliance on an exemption from registration requirements provided in Section 4(2) of the Securities Act of 1933.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None

ITEM 5.  OTHER INFORMATION

         None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         Exhibit 31.1      Certificate of Chief Executive Officer and
                           Chief Financial Officer pursuant to 18 U.S.C.
                           Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

         Exhibit 32.1      Certificate of Chief Executive Officer and
                           Chief Financial Officer pursuant to 18 U.S.C.
                           Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

         SIGNATURES

         Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            BLUE MOON GROUP, INC.
                                            ---------------------
                                            (Registrant)

                                            /s/ Michael Muzio
         Dated: August 19, 2003             -----------------
                                            Michael Muzio
                                            President