Form 10QSB
period 2003-09-30
BLUE MOON GROUP INC
filed 2003-11-14
CIK 1098125

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

               For the quarterly period ended SEPTEMBER 30, 2003

[_]    Transition report under Section 13 or 15(d) of the Exchange Act

           For the transition period from ____________ to ____________

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

                                       N/A
               --------------------------------------------------
              (Former Name, Former Address and Former Fiscal Year,
                         if Changed Since Last Report)

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

     Common Stock, $.0001 par value per share, 4,124,823 shares were issued and outstanding at November 6, 2003

     Transitional Small Business Disclosure Format (check one)
                        Yes  [ ]         No [X]

                              BLUE MOON GROUP, INC.
                              INDEX TO FORM 10-QSB

                                                                                              Page
PART I.   FINANCIAL INFORMATION

     Item 1.   Financial Statements

               Balance Sheet as of September 30, 2003                                          4

               Statements of Operations for the nine months and three months                   5
               ended September 30, 2003 and September 30, 2002

               Statements of Stockholders Equity for the nine months ended September           6
               30, 2003 and September 30, 2002

               Statements of Cash Flows for the nine months and three months ended             7
               September 30, 2003 and September 30, 2002

               Notes to Financial Statements                                                   8

     Item 2.   Management's Discussion and Analysis of Financial Condition and                12
               Results of Operations

     Item 3.   Controls and Procedures                                                        15

PART II.  OTHER INFORMATION

     Item 1.   Legal Proceedings                                                              15

     Item 2.   Changes in Securities                                                          15

     Item 3.   Defaults Upon Senior Securities                                                15

     Item 4.   Submissions of Matters to a Vote of Security Holders                           15

     Item 5.   Other Information                                                              15

     Item 6.   Exhibits and Reports on Form 8-K                                               15

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

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                              BLUE MOON GROUP, INC.
                                  BALANCE SHEET
                               SEPTEMBER 30, 2003
                                   (UNAUDITED)

                                                                   September 30,
                                   ASSETS                              2003
                                                                   ------------
Current Assets
   Cash and cash equivalents                                       $    247,234
   Accounts receivable - trade                                           60,565
   Loans receivable - trade                                             409,624
   Inventories                                                           28,521
                                                                   ------------

        Current Assets                                                  745,944

Property and equipment, net                                             223,444
Intellectual assets, net                                                 31,500
Goodwill                                                                 10,000
Music library (Note 2)                                                6,100,995
Publishing and copyrights                                               131,250
                                                                   ------------

Total Assets                                                       $  7,243,133
                                                                   ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
   Accounts payable                                                $    322,263
   Accrued payroll and expenses                                         248,770
   Judgements payable                                                    92,166
   Notes payable                                                        562,568
                                                                   ------------

        Current Liabilities                                           1,225,767
                                                                   ------------

        Total Liabilities                                             1,225,767

Stockholders' Equity
   Preferred stock, .001 par value;
     5,000,000 shares authorized, 0 issued and outstanding                   --
   Common stock, .001 par value;
     50,000,000 shares authorized, 4,124,823
      issued and outstanding (Note 5)                                     4,125
   Additional paid-in capital                                        15,603,282
   Retained earnings                                                 (9,590,041)
                                                                   ------------

        Total Stockholders' Equity                                    6,017,366
                                                                   ------------

Total Liabilities and Stockholders' Equity                         $  7,243,133
                                                                   ============

The accompanying notes are an integral part of these financial statements

                              BLUE MOON GROUP, INC.
                            STATEMENTS OF OPERATIONS
     FOR THE NINE MONTHS AND THREE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002
                                   (UNAUDITED)

                                                    For the nine months           For the three months
                                                    ended September 30,           ended September 30,
                                                --------------------------    --------------------------
                                                    2003           2002          2003           2002
                                                -----------    -----------    -----------    -----------
Revenue
   Sales                                        $    32,565    $        --    $    32,565    $        --
                                                -----------    -----------    -----------    -----------
     Total Revenue                                   32,565             --         32,565             --
                                                -----------    -----------    -----------    -----------

Cost of Sales                                         6,012             --          6,012             --
                                                -----------    -----------    -----------    -----------

Gross profit                                         26,553             --         26,553             --
                                                -----------    -----------    -----------    -----------
Operating expenses
   Administrative expenses                        2,777,013        146,205        738,308          6,483
   Salaries and payroll taxes                       109,248             --         42,258             --
   Professional and outside services                134,270        135,900         42,800             --
   Debt settlement                                  308,000             --        308,000             --
   Amortization and depreciation                     30,254         14,430         10,084          4,810
                                                -----------    -----------    -----------    -----------

        Total Operating Expense                   3,358,785        296,535      1,141,450         11,293
                                                -----------    -----------    -----------    -----------

   Loss from operations                          (3,332,232)      (296,535)    (1,114,897)       (11,293)
                                                -----------    -----------    -----------    -----------

Other income and expense
   Forgiveness of debt                              108,379         61,821             --         61,821
   Interest expense                                 (42,925)       (27,716)       (16,178)        (3,656)
   Loss on investments                               (5,440)        (5,440)
   Loss on disposal of property and equipment      (108,166)            --             --             --
                                                -----------    -----------    -----------    -----------

     Total other income and expense                 (48,152)        34,105        (21,618)        58,165
                                                -----------    -----------    -----------    -----------

Loss before income taxes                         (3,380,384)      (262,430)    (1,136,515)        46,872
                                                -----------    -----------    -----------    -----------

Provision (benefit) of income taxes                      --             --             --             --
                                                -----------    -----------    -----------    -----------

Net loss                                        $(3,380,384)   $  (262,430)   $(1,136,515)   $    46,872
                                                ===========    ===========    ===========    ===========

Net loss per common share (Note 6)              $     (0.91)   $     (0.37)   $     (0.29)   $      0.06
                                                ===========    ===========    ===========    ===========

Weighted average shares outstanding               3,702,167        700,057      3,948,953        728,098
                                                ===========    ===========    ===========    ===========


The accompanying notes are an integral part of these financial statements

                              BLUE MOON GROUP, INC.
                       STATEMENTS OF STOCKHOLDERS' EQUITY
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002
                                   (UNAUDITED)

                                      Common Stock
                                --------------------------      Paid in     Accumulated
                                   Shares        Amount         Capital       Deficit        Total
                                -----------    -----------    -----------   -----------    -----------
Balance at December 31, 2001        629,955    $       630    $10,733,542   $(2,150,080)   $ 8,584,092


Issuance of Stock                    98,143    $        98        329,797            --        329,895


Net Loss                                 --             --             --      (262,430)      (262,430)
                                -----------    -----------    -----------   -----------    -----------


Balance at September 30, 2002       728,098    $       728    $11,063,339   $(2,412,510)   $ 8,651,557
                                ===========    ===========    ===========   ===========    ===========

Balance at December 31, 2002      1,906,316    $     1,906    $13,332,179   $(6,209,657)   $ 7,124,428


Issuance of Stock                 2,218,507          2,219      2,271,103            --      2,273,322

Net Loss                                 --             --             --    (3,380,384)    (3,380,384)
                                -----------    -----------    -----------   -----------    -----------

Balance at September 30, 2003     4,124,823    $     4,125    $15,603,282   $(9,590,041)   $ 6,017,366
                                ===========    ===========    ===========   ===========    ===========

The accompanying notes are an integral part of these financial statements

                              BLUE MOON GROUP, INC.
                            STATEMENTS OF CASH FLOWS
     FOR THE NINE MONTHS AND THREE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002
                                   (UNAUDITED)

                                                        For the nine months         For the three months
                                                        ended September 30,         ended September 30,
                                                   --------------------------    --------------------------
                                                       2003           2002           2003          2002
                                                   -----------    -----------    -----------    -----------
Cash Flows From Operating Activities
   Net income (loss)                               $(3,380,384)   $  (262,430)   $(1,136,515)   $    46,872
   Adjustments to reconcile net loss to net
   cash used by operating activities
     Amortization and depreciation                      30,254         14,430         10,084          4,810
     Issuance of stock for services                   (196,308)       151,505             --             --

Changes in operating assets and liabilities (net
   of effects from acquisition of business):
   Accounts receivable                                 (32,565)            --        (32,565)            --
   Loans receivable - trade                           (226,000)        (9,390)            --         (9,390)
   Marketable securities                                 7,800          7,800
   Inventory                                             1,479             --          6,012             --
   Prepaid expenses                                  1,298,687             --        430,437             --
   Accounts payable                                     83,761             --          6,049             --
   Royalties payable                                        --        (19,621)            --        (17,826)
   Accrued expenses                                     30,121       (150,728)        47,426       (107,822)
                                                   -----------    -----------    -----------    -----------

   Net cash flow used by operating activities       (2,383,155)      (276,234)      (661,272)       (83,356)
                                                   -----------    -----------    -----------    -----------

Cash flows from investing activities
   Acquisition of property, plant and equipment         (3,620)       (31,000)        (3,134)            --
                                                   -----------    -----------    -----------    -----------

   Net cash used by investing activities                (3,620)       (31,000)        (3,134)            --
                                                   -----------    -----------    -----------    -----------

Cash flows from financing activities
   Proceeds from issuance of debt                      166,878        128,844         67,640         83,356
   Proceeds from issuance of stock                   2,467,131             --        844,000             --
   Common stock issued for repayment of debt                --        178,390             --             --
                                                   -----------    -----------    -----------    -----------

   Net cash provided by financing activities         2,634,009        307,234        911,640         83,356
                                                   -----------    -----------    -----------    -----------

     Net increase (decrease) in cash
     and cash equivalents                              247,234             --        247,234             --

     Cash at beginning of period                            --             --             --             --
                                                   -----------    -----------    -----------    -----------

     Cash at end of period                         $   247,234    $        --    $   247,234    $        --
                                                   ===========    ===========    ===========    ===========


The accompanying notes are an integral part of these financial statements

                              BLUE MOON GROUP, INC.
                          Notes to Financial Statements
     for the nine months and three months ended September 30, 2003 and 2002


Note 1 - Organization

In October 2002, the Company reincorporated in the State of Delaware and changed its name to Blue Moon Group, Inc. The predecessor, Open Door Records, Inc. ("Open Door") was incorporated in the State of Rhode Island on November 20, 1997. In September 1999, Open Door merged with Genesis Media Group, Inc., a New Jersey corporation. The surviving entity of this merger was renamed Open Door Online, Inc., a New Jersey corporation. In October 2002, the Company acquired Nebulous Records, Inc., a Florida corporation formed in February 2002.

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

Line of Business
------------------
Blue Moon Group, Inc. is an entity designed to provide traditional sales of recorded music from artists who have contracted the Company to provide distribution. The Company will also generate revenue from promotions, artist recording sessions and the sales of other prerecorded music.

Revenue Recognition
---------------------
Revenue is recognized when product is shipped with an offset for possible returns. Additional revenue is recorded when recording or promotional contracts are billed upon completion of the services.

Equipment and Depreciation
---------------------
Depreciation has been provided on a straight-line basis for financial accounting purposes using the straight-line method over the shorter of the asset's estimated life or the lease term. The estimated useful lives of the assets are as follows:

Record and production equipment       5-7 Years
Website development                   5-7 Years
Leasehold improvements               3-10 Years

                              BLUE MOON GROUP, Inc.
                          Notes to Financial Statements
     for the nine months and three months ended September 30, 2003 and 2002


Note 2 - Summary of Significant Accounting Policies (continued)

Impairment
--------------
The Company has adopted SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" which requires that long-lived assets to be held and used be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

In September 2001, the FASB issued SFAS No. 142, Goodwill and Other Intangible Assets. This statement establishes accounting and reporting standards for goodwill and intangibles for years commencing after December 15, 2001. Whether already acquired or subsequently acquired after the effective date, companies are required to identify intangibles with finite lives and those with indefinite lives. Those intangibles with finite lives are to be amortized over the estimated useful lives of the assets while those with indefinite lives are not to be amortized. Each intangible or goodwill asset should be analyzed at least annually for impairment where the carrying value is in excess of the fair value of the intangibles and in excess of the implied fair value in the case of goodwill assets. The asset's carrying value is to be reduced by a charge to income if the fair value is lower than the carrying value. The Company has not determined the effect of this new standard.

Master Music Library
--------------------
The master music library consists of original and digitized masters of well-known artists. The Company has the right to produce, sell, distribute or otherwise profit from its utilization of this library subject to industry standard royalty fees to be paid to artists as copies of the product are sold or distributed. The Company will amortize the library on a unit sold basis in accordance with SFAS 50 that relates the capitalized costs to estimated net revenue to be realized. When anticipated sales appear to be insufficient to fully recover the basis, a provision against current operations will be made for anticipated losses. To date the Company has not utilized the library.

Comprehensive Net Loss
---------------------
There is no difference between the Company's net loss as reported for any of the periods reported herein and the Company's comprehensive loss, as defined by the Statement of Financial Accounting Standards No. 130.

Note 3 - Property and Equipment

Depreciation and amortization for the nine months and three months ended September 30, 2003 and 2002 were $30,254 and $14,430 and $10,084 and $4,810, respectively.

                              BLUE MOON GROUP, Inc.
                          Notes to Financial Statements
     for the nine months and three months ended September 30, 2003 and 2002


Note 3 - Property and Equipment (continued)

Property plant and equipment consist of the following:
                                                            September 30,
                                                          2003          2002
                                                       ---------      ---------

Production equipment                                   $ 220,179      $ 124,305
Office equipment, furniture and fixtures                  36,232         10,376
                                                       ---------      ---------
                                                         256,411        134,681
Less accumulated depreciation                            (32,967)       (92,266)
                                                       ---------      ---------
                                                       $ 223,444      $  42,415
                                                       =========      =========

Note 4 - Stock Transactions - Related Party

During 2002 and 2003, the President of the Company has been a lender of funds to the Company. As of December 31, 2002 and September 30, 2003, the outstanding balances due him are $48,007 and $203,844, including interest expense of $1,877 and $3,099 respectively. The interest rate is 7% per annum.

Note 5 - Income Taxes

At September 30, 2003, the Company has approximately $6,547,000 and $2,398,000 of net operating losses available to offset future federal income tax liability. There is no certainty as to the timing of such recognition nor that the Company will be able to fully utilize these differences. For financial purposes, as valuation allowance of $1,453,000 and $113,000 have been recognized to offset the deferred tax assets related to federal and state losses recorded for the nine months ended September 30, 2003 and 2002.

The components of deferred tax assets and liabilities are as follows:

                                                                   September 30,
                                                                2003           2002
                                                            -----------    -----------
Tax effects of carryfoward benefits:
   Net operating loss carryforward                          $ 2,815,000    $ 1,031,000
                                                            -----------    -----------
Net deferred income tax assets before valuation allowance     2,825,000      1,031,000
Less valuation allowance                                     (2,815,000)    (1,031,000)
                                                            -----------    -----------
Net deferred tax asset                                      $        --    $        --
                                                            ===========    ===========

Income tax benefits for the nine months ended September 30, 2003 and 2002 include the following components:

Tax effects of carryforward benefits:
         Net operating loss carryforwards                   $ 1,453,000    $   113,000
Tax effects of carryforwards:
   Tax effects of future taxable differences and
         carryforwards                                        1,453,000        113,000
Less deferred tax asset valuation allowance                  (1,453,000)      (113,000)
                                                            -----------    -----------
Net deferred tax asset                                      $        --    $        --
                                                            ===========    ===========

                              BLUE MOON GROUP, Inc.
                          Notes to Financial Statements
     for the nine months and three months ended September 30, 2003 and 2002


Note 5 - Income Taxes (continued)

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

                  2019                        $   606,000
                  2020                            878,000
                  2021                            652,000
                  2022                          1,010,000
                  2023                          3,380,000
                                              -----------
                            Total             $ 6,626,000
                                              ===========

Note 6 - Common Stock

The outstanding stock of the Company, as adjusted, was 4,124,823 shares and 728,098 shares at September 30, 2003 and 2002, respectively.

Note 7 - Earnings per Common Share

Earnings per share of common stock have been computed based on the weighted average number of shares outstanding. The weighted average number of shares used to compute the earnings per share at September 30, 2003 and 2002 was 3,702,167 and 700,057, respectively.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         RESULTS OF OPERATIONS

FOR THE THREE MONTH'S ENDED SEPTEMBER 30, 2003 AND SEPTEMBER 30, 2002

         SALES

         Sales recorded for the quarter ending at September 30, 2003 totaled $32,565. No sales were reported in the quarterly period ended September 30, 2002. Product has been assigned to various warehouses for distribution in the fourth quarter. Distribution from these locations are expected to occur during the fourth quarter in time for holiday sales, which are expected to be brisk.

         COST OF SALES

         Cost of sales are normally primarily represented by costs for recordings, promotions and CD fulfillment operations and royalties. Cost of sales recorded for the quarter ending at September 30, 2003 totaled $6,012. No cost of sales was reported in the quarterly period ended September 30, 2002.

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

         Expenses of $ 0 were incurred for the quarter ended September 30, 2003 and 2002. The lack of expenses is directly relational to the lack of available cash for promotional expenses.

         GENERAL AND ADMINISTRATIVE

         General and administrative expense consists primarily of legal and other administrative costs, fees for outside consultants, and other overhead. General and administrative expenses were $738,308 for the quarter ended September 30, 2003, an increase of $731,825 from $6,483 for the quarter ended September 30, 2002. The increase is attributable to consulting fees of $703,655 and miscellaneous other expenses. The consulting fees were paid for new contracts to produce music videos and for a music advisory board and additional activities in the production of musical recordings and for the solicitation of financing, either in the form of loans or the private placement of Company stock.

         DEPRECIATION EXPENSE

         Depreciation and amortization expenses rose to $10,084 from $4,810 in the quarters ended September 30, 2003 and September 30, 2002, respectively. The increase is attributed to the addition of equipment from the Nebulous Records purchase and is lessened by the sale of the Open Door Records equipment that occurred in the fourth quarter of 2002.

         INTEREST EXPENSE

         Net interest expense for the quarter ended September 30, 2003 was $16,178. Comparable interest costs for the corresponding quarter ended 2002 was $3,656. This increase was caused by the increase in outstanding short-term debt that occurred in fiscal 2003.

         RESULTS OF OPERATIONS

FOR THE NINE MONTH'S ENDED SEPTEMBER 30, 2003 AND SEPTEMBER 30, 2002

         SALES

         Sales recorded for the nine months ending at September 30, 2003 totaled $32,565. No sales were reported in the quarterly period ended September 30, 2002.

         COST OF SALES

         Cost of Sales is normally primarily represented by costs for recordings, promotions and CD fulfillment operations and royalties. Cost of sales recorded for the nine months ended September 30, 2003 totaled $6,012. No cost of sales was reported in the nine months ended September 30, 2002.

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

         Expenses of $ 0 were incurred for the nine months ended September 30, 2003 and 2002. The lack of expenses is directly relational to the lack of available cash for promotional expenses.

         GENERAL AND ADMINISTRATIVE

         General and administrative expense consists primarily of salaries, legal and other administrative costs, fees for outside consultants and other overhead. General and administrative expenses were $2,777,013 for the nine months ended September 30, 2003, an increase of $2,630,808 from $146,205 for the quarter ended September 30, 2002. The increase is attributable to consulting that rose by $2,675,277 and legal fees that increased $34,485. The consulting fees were paid for new contracts to produce music videos and for a music advisory board plus the production costs for newly recorded music and for the solicitation of financing, either through loans or the private placement of company stock.

         DEPRECIATION EXPENSE

         Depreciation and amortization expenses rose to $30,254 from $14,430 in the nine months ended September 30, 2003 and September 30, 2002, respectively. The increase is attributed to the addition of equipment from the Nebulous Records purchase and is lessened by the sale of the Open Door Records equipment that occurred in the fourth quarter of 2002.

         INTEREST EXPENSE

         Net interest expense for the nine months ended September 30, 2003 was $42,925. Comparable interest costs for the corresponding nine months ended 2002 was $27,716. This increase was caused by the increase in outstanding short-term debt that occurred in fiscal 2003.

         LIQUIDITY AND CAPITAL RESOURCES

         As of September 30, 2003 we had $247,234 in cash. Sufficient cash to finance operations for the short term is required. Historically, we have financed our operations with short-term convertible debt or through the issuance of equity in the form of our common stock. During the current quarter and the nine month period ended September 30, 2003, we issued net new debt for cash of approximately $67,640 and $166,878, respectively. We also were successful in a private placement of our stock of $250,000 in the three months ended September 30, 2003. Significant increases in capital will be required to fund our aggressive business plan and support the manufacturing and distribution requirements of our current artist distribution contracts. While there is no assurance that we will be successful in raising the required capital all indications through our current financing negotiations suggest that we will receive substantial capital.

         ACCOUNTS RECEIVABLE

         As of September 30, 2003 we had receivables of $32,565 from sales.

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

         FUTURE PLAN OF OPERATION

         Blue Moon Group, Inc. has embarked on a search to find various entertainment companies whose acquisition would be synergistic with current operations. The signing of artists to recording and distribution contracts is a key focus for the immediate revenue generating capacity of the Company. Six new artists have begun recording for releases in the fourth quarter of 2003 and the first quarter of 2004. Our millennium CD was released in October 2003 and we expect brisk sales of this dance CD. Pre-orders have been substantial and have been delivered to various distribution centers for shipment to the retailers.

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

ITEM 3. CONTROLS AND PROCEDURES

         Within the 90 days prior to the date of this quarterly report, we carried out an evaluation, under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, our management concluded that our disclosure controls and procedures are effective and timely alerting them to material information relating to the Company required to be included in our periodic SEC filings. There were no significant changes in our internal controls or other factors that could significantly affect these controls subsequent to the date of their evaluation and there were no corrective actions with regard to significant deficiencies or material weaknesses.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

         The Company is involved from time to time in litigation incidental to its business. Management believes that the outcome of current litigation will not have a material adverse effect upon the operations or financial condition of the Company and will not disrupt the normal operations of the Company.


ITEM 2. CHANGES IN SECURITIES

         During the quarter ended September 30, 2003 Blue Moon Group, Inc. issued a net 210,000 restricted common shares for the purchase of services rendered. These shares were issued with reliance on an exemption from registration requirements provided in Section 4(2) of the Securities Act of 1933. 100,000 shares were issued on the same reliance for $250,000 in cash.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

         None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None

ITEM 5. OTHER INFORMATION

         None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         Exhibit 31 Certificate of Chief Executive Officer and Chief Financial Officer pursuant to Section 302.

         Exhibit 32 Certificate of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

         Exhibit 99.2 Agreement dated July 18, 2003between Brady Records Group, Inc. and Blue Moon Group

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

                                            BLUE MOON GROUP, INC.
                                            ---------------------
                                            (Registrant)


                                            /s/ Michael Muzio
                                            ---------------------
         Dated: November 12, 2003           Michael Muzio
                                            President