Form 10KSB
period 2003-12-31
BLUE MOON GROUP INC
filed 2004-04-30
CIK 1098125

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the fiscal year ended DECEMBER 31, 2003

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

         Issuer's revenues for the 12 months ended December 31, 2003: $ 32,565

         The aggregate market value of the voting and non-voting common equity of the registrant held by non-affiliates of the registrant at April 28, 2004 was approximately $15,392,253 based upon the closing sale price of $1.40 for the Registrant's Common Stock, $.001 par value, as reported by the National Association of Securities Dealers OTC on April 28, 2004.

         As of April 28, 2004 the registrant had 20,134,469 shares of Common Stock, $.001 par value, issued with 19,384,469 outstanding.

                              BLUE MOON GROUP, INC.
                          ANNUAL REPORT ON FORM 10-KSB
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2003


                                TABLE OF CONTENTS


                                                                            PAGE
                                                                            ----
                                     PART I

Item 1.    Business                                                            4

Item 2.    Properties                                                          7

Item 3.    Legal Proceedings                                                   7

Item 4.    Submission of Matters to Vote of Securities Holders                 7

                                     PART II

Item 5.    Market for the Registrant's Common Stock and Related
             Security Holder Matters                                           8

Item 6.    Management's Discussion and Analysis of Financial Condition
             and Results of Operations                                        10

Item 7.    Financial Statements                                               13

Item 8.    Changes in and Disagreements with Accountants on Accounting
             And Financial Disclosure                                         13

                                    PART III

Item 9.    Directors, Executive Officers, Promoters, and Control
             Persons; Compliance with Section 16(a) of Exchange Act           13
Item 10.   Executive Compensation                                             14

Item 11.   Security Ownership of Certain Beneficial Owners and
             Management                                                       15

Item 12.   Certain Relationships and Related Transactions                     16
Item 13.   Exhibit List and Reports on Form 8-K                               16

Item 14.   Controls and Procedures                                            17

                                     PART I

Item 1. Business

     Form and Year of Organization

     Blue Moon Group, Inc. formerly known as Open Door Online, Inc., completed a name change in October 2002 after the completion of a merger with Nebulous Records, Inc.

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

     General

     Blue Moon Group, Inc. is an entity that provides traditional sales of recordings of artists under distribution contracts and other prerecorded music and recording operations. The Board of Directors has embarked on a search for the acquisition of various businesses in the entertainment industry. The Company is searching for active, profitable, positive cash flow opportunities with seasoned management in place. The Company has broadened its base of business to include recording studios, artist development and marketing, concert promotion, entertainment video production and distribution and marketing of various entertainment-associated products.

     Principal Products or Services and Their Markets

     Blue Moon Group, Inc. produces music on various media and markets pre-recorded music through distribution agreements.

     Competitive Business Conditions

     With respect to recorded music sales, Blue Moon Group sells products through a distribution contract to numerous retailers, including traditional music retail stores, chains and mega-stores, mass merchandisers, consumer electronics stores and music clubs.

     With respect to the recording industry, Blue Moon Group competes with major and other independent record labels in signing individual artists and groups to its record label. Some of the independent record labels Blue Moon Group competes with include TVT, Aftermath, Cash Money, Republic, Righteous Babe, Ruff Ryder and Rounder Records. Competition from the major recording labels includes the five major labels of Sony, Universal, WEA, EMI and BMG. The industry expects independent record labels to increase their share of the market by more than 10% over the next seven years. These five labels' current market share is approximately 70%. Success in this industry is often based on the ability of the record label to move decisively and quickly on music trends, artist signings and promotion. Blue Moon Group may not be able to compete with other record labels that have larger advertising and promotion budgets. Therefore, there is no guarantee that we can successfully compete in this industry.

     Costs and Effects of Compliance with Environmental Laws

     We anticipate that we will have no material costs associated with compliance with federal, state or local environmental law.

     Employees

     We currently have two (2) full time employee and four (4) consultants, all of which have entered into service contracts.

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

ITEM 2. PROPERTIES

     Real Property.

        None currently.

     Equipment. Blue Moon Group, Inc. currently owns approximately $317,428 of equipment used in conjunction with its recording and production studio.

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

     The Company has released Destination Earth, a CD of newly performed music dedicated to the Space Shuttle Columbia crew. It also expects to release additional CD's from certain acquisitions to be completed during the third quarter of 2004.

ITEM 3. LEGAL PROCEEDINGS

     All suits previously disclosed between former officers and directors and a consultant have been settled.

     Other law suits are pending that are from the normal course of business and relate to recent contracts or are attempts to collect pre merger debts.

ITEM 4. SUBMISSION OF MATTERS

     None.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     1. MARKET INFORMATION

     The following table sets forth high and low bid and asked prices derived from the National Association of Securities Dealers Over the Counter Bulletin Board Quotation System or for the periods of fiscal year 2003 and 2002.

                                    Bid Prices                 Ask Prices
                                 ---------------             --------------
                                 High        Low             High       Low
                                 ----        ---             ----       ---
Blue Moon Group, Inc.

2003
January 1 - January 31         1.00         .70            1.07        .87
February 1 - February 29       1.10         .77            1.12        .90
March 1 - March 31             1.30         .85            1.33        .93
April 1 - April 30             1.05         .68            1.08        .72
May 1 - May 31                 1.70         .67            1.73        .97
June 1 - June 30               1.50         .97            1.67       1.03
July 1 - July 31               1.27         .80            1.30       1.00
August 1 - August 31            .95         .83            1.03        .87
September 1 - September 30      .97         .83            1.02        .91
October 1 - October 31          .87         .47             .95        .65
November 1 - November 30        .93         .37            1.02        .54
December 1 - December 31        .99         .58            1.05        .65

2002
January 1 - January 31         1.00         .80            1.00        .80
February 1 - February 29       1.30         .80            1.30        .80
March 1 - March 31             1.10         .90            1.10        .90
April 1 - April 30             1.20         .60            1.10        .60
May 1 - May 31                  .90         .60             .90        .60
June 1 - June 30                .90         .40             .90        .40
July 1 - July 31                .50         .20             .50        .20
August 1 - August 31            .10         .10             .10        .10
September 1 - September 30      .40         .10             .40        .10
October 1 - October 31          .40         .20             .40        .20
November 1 - November 30       1.90         .30            1.50        .30
December 1 - December 31       1.60         .88            1.27        .75

     All prices posted as if the 1:30 reverse split in December 2002 and the 3:1 forward split in December 2003 had taken effect as of January 2002.

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

     As of April 28, 2004, except for 2,656,551 free trading shares, all other shares issued by Blue Moon Group, Inc. are "restricted securities" within the meaning of Rule 144 under the Securities Act of 1933. Ordinarily, under Rule 144, a person holding restricted securities for a period of one year may, every three months, sell in ordinary brokerage transactions or in transactions directly with a market maker an amount equal to the greater of one percent of Blue Moon Group's then-outstanding Common Stock or the average weekly trading volume during the four calendar weeks prior to such sale. Future sales of such shares could have an adverse effect on the market price of the Common Stock.

(b) HOLDERS

     As of April 28, 2004, there were approximately 383 registered holders of free-trading shares and 194 holders of Blue Moon Group's restricted Common Stock, as reported by the transfer agent Blue Moon Group, Inc and reports on Non Objecting Beneficial Owners.

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

(d) REPORTS TO SECURITY HOLDERS

     EAM Holdings, Inc. has not filed Form 3,4 or 5 or the notice required under Regulation 13(d).

     Harold Williams, Michael McCrary plus Raymond and Marilyn Leshane have not filed Form 3,4 or 5 or the notice required under Regulation 13(d).

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

2. RECENT SALES OF UNREGISTERED SECURITIES

     In March 2003 the Company issued a total of 576,277 restricted common shares. These shares were issued to Robert Fischer 6,944, Steve Amend 30,000, EAM Holdings, Inc., Frank Serafini 100,000 and Boriosi Financial 100,000 for services rendered plus 39,333 shares to Camille Barbone in settlement of all outstanding obligations.

     On April 21, 2003 the Company issued a total of 217,800 restricted common shares. Tomer Tal received 25,000 for legal services, 67,800 were issued to six individuals as a loan to Blue Moon Records, Inc., and to Ron Bleckiki 15,000 and ICapital 55,000, Randy Letcavage 27,500 plus Rosemary Nguyen 27,500 for services rendered.

     On June 16, 2003 Mike Brcik received 18,000 restricted common shares as a loan to Blue Moon Records, Inc.

     On July 11, 2003 the Company issued 80,000 restricted common shares in settlement of debts. Daniel Petronelli received 30,000 and Charles Constanzo received 50,000 of this issue.

     On August 28, 2003 the Company issued 10,000 restricted common shares to Edward Morris for legal services rendered. The Company also issued the following shares for consulting services to Michael McCrary 500,000, Richard McCrary 100,000, Gracia Profaci 150,000 and Crescent Fund 100,000.

     On December 1, 2003 the Company issued 200,000 free trading common shares for services rendered. These shares were issued to Mario Romano 75,000, Darrell Uzelton 25,000 and Lorenzo Medico 100,000.

     On December 2, 2003 the Company issued 505,000 restricted common shares. These shares were issued for consulting services to, EAM Holdings, Inc. 100,000, for legal services to Tomer Tal 20,000 for accounting services to Norman Birmingham 20,000, to Marilyn and Raymond Leshane 150,000 each for $150,000 in cash from a private placement and to Rick Banghart 35,000 plus Ray Cahnman 30,000 for commissions.

     On December 4, 2003 the Company issued 200,000 restricted common shares in contemplation of closing the acquisition of Fat Kat Records.

     On December 15, 2003 the Company executed a 3:1 forward split by issuing 11,609,646 common shares.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The "Management's Discussion and Analysis of Financial Condition and Results of Operations" included herein should be read in conjunction with the financial statements for the years ended December 31, 2003 and for the year ended December 31, 2002, respectively, and the related notes to each statement appearing elsewhere in this Form 10-KSB. In addition to historical information, the following discussion and other parts of this Form 10-KSB contain forward-looking information that involves risks and uncertainties. Actual results could differ materially from those anticipated by this forward-looking information due to factors discussed in other sections of this Form 10-KSB.

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

     The financial data includes the results of operations of Blue Moon Group, Inc. and Nebulous Records, Inc. for the years ended December 31, 2003 and December 31, 2002.

                                           December 31,           December 31,
                                               2003                   2002
                                               ----                   ----
Summary of Operations
Net Revenues                              $     32,565          $          0
Forgiveness of Debt                            199,621                61,821
Cost of Sales                                    5,511                 9,391
Gross Profit                                    27,054                52,430
Operating Expenses                           7,076,820             3,810,965
Net Loss                                    (7,133,728)           (4,059,577)
Summary Balance Sheet Data
Total Assets                              $  6,945,363          $  8,069,435
Total Liabilities                            1,489,922               945,007
Shareholder's Equity                         5,455,441             7,124,428

     Blue Moon Group, Inc. completed the acquisition of Nebulous Records, Inc. in October 2002. Several other potential acquisitions are at various stages of negotiations.

     No revenue was recorded in this fiscal year 2002 as management spent the year implementing the shift in its focus.

     RESULTS OF OPERATIONS

     SALES

     In the fiscal year ended December 31, 2003, revenues have primarily consisted of the sale of CD's from our distribution agreement totaling $32,565 compared to $0 in the year ended December 31, 2002. No product shipments occurred in 2002 and limited new shipments of product were made during 2001 and were surpassed by returns of previously shipped products.

     COST OF SALES

     Cost of Sales, primarily represent CD and fulfillment operations and artist record promotions and royalties plus studio engineering cost. The Cost of Sales for the year ended December 31, 2003 was $5,511 and were $(9,391) for the year ending December 31, 2002.

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

     Expenses of $6,113 for the year ended December 31, 2003 and $0 were incurred for the year ended December 31, 2002. This increase was directly related to the promotional expenses for marketing a new release.

     CONSULTING EXPENSES

     Consulting expenses for the implementation of artist signing and promotions plus general business development and funding added $2,416,775 to the expenses for the year ended December 31, 2003 compared with $199,455 for the year ended December 31, 2002. The increase is attributable to agreements for the formulation of distribution agreements, artist recording solicitations and the search for investors.

     GENERAL AND ADMINISTRATIVE

     General and administrative expense consists primarily of salaries, legal and other administrative costs, commissions and other overhead. General and administrative expense was $4,846,199 for the year ended December 31, 2003 compared to $655,262 for the year ended December 31, 2002. It is anticipated that overall general and administrative expense will decrease as a percentage of revenue as revenue increases. These expenses were increased substantially in 2003 due commissions of $2,253,000 and public company expenses $1,407,993 and legal fee increases to $228,552. Additional increases came from travel and entertainment that rose to $116,296.

     DEPRECIATION EXPENSE

     Depreciation and amortization expenses decreased to $44,416 from $3,071,153 in the years ended December 31, 2003 and December 31, 2002, respectively. The decrease was attributed to no amortization of the value of the music library.

     INTEREST EXPENSE

     Net interest expense for the year ended December 31, 2003 was $83,962. Comparable interest costs for the year ended 2002 were $40,994. This increase came from borrowing additional funds for operations.

     LIQUIDITY AND CAPITAL RESOURCES

     As of December 31, 2003 we had cash of $121,574. Historically we have financed our operations with short-term convertible debt or through the issuance of equity in the form of our common stock. During the year ended December 31, 2003 we borrowed $450,000. During the period ended December 31, 2002 we raised $16,955 through issuance of notes. New capitalization will be required in the event a merger, sale or acquisition of a subsidiary with cash reserves is completed. There is no assurance that we will be successful in raising the required capital or completing any other transaction.

     FUTURE PLAN OF OPERATION

     Our objective is to create revenue from strategic alliances capable of promoting and distributing compilations from our music library. We are negotiating for potential merger or acquisition to provide a solid base for the future.

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

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

     As of May 15, 2002, our directors and executive officers, their ages, positions, the dates of their initial election or appointment as director or executive officer, and the expiration of the terms as directors are as follows:

            Name           Age                     Position
            ----           ---                     --------

     Michael Muzio          39   President, Chief Executive Officer and Director

     BUSINESS EXPERIENCE

     Mr. Michael Muzio became President and Director upon the completion of the Nebulous Records, Inc. transaction in October 2002. He became the Chief Financial Officer immediately following the filing of Form 10-KSB for the period ended December 31, 2003. In 1999 Mr. Muzio founded Nebulous Records where he had four dance hits on the Billboard charts. Mr. Muzio was the CEO and founder of TrimFast, Inc. (NASDQ: TRIM) in 1991 where he remained until 1999.

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

     Compensation paid to the officers and directors of Open Door Records, Inc., and Blue Moon Group, Inc. and Open Door Online, Inc. during the three years ended December 31, 2003 was as follows:

                           SUMMARY COMPENSATION TABLE

                                                 Long Term Compensation

                      Annual Compensation                Awards
                ---------------------------------  --------------------
(a)           (b)      (c)       (d)        (e)       (f)         (g)

                                           Other    Restricted  Securities
Name and                                   Annual    Stock    Underlying
Principal                                  Compensa- Award(s)  Options/
Position     Year   Salary($)   Bonus ($)   tion ($)  ($)      SARs (#)
--------     ----   ---------   ---------   --------  ---      --------
Michael
Muzio        2003    $125,000    $ - 0 -    $ - 0 -  $ - 0 -    $-0-
President    2002    $ 22,500    $ - 0 -    $ - 0 -  $ - 0 -    $-0-

CEO and
President    2002    $ -0-       $ - 0 -    $ - 0 -  $8,000     $-0-
David N.     2001    $110,083    $ - 0 -    $ - 0 -  $ - 0 -    $-0-
DeBaene

     Mr. Muzio has deferred the payment of all salary for the year 2002 and 2003.

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

     OPTIONS/SAR GRANTS IN LAST FISCAL YEAR
               (INDIVIDUAL GRANTS)

     None.

     AGGREGATED OPTION/SAR EXERCISES IN THE LAST FISCAL YEAR
            AND FISCAL YEAR-END OPTION/SAR VALUES

     None.

     COMPENSATION COMMITTEE

     NONE

     LIMITATION OF DIRECTORS' LIABILITY

     Our Articles of Incorporation eliminate, to the fullest possible extent Of Delaware law, the personal liability of our directors for monetary damages in relation to breaches of fiduciary duty. However, these articles do not provide for the elimination or limitation of the personal liability of a director for acts or omissions that involve intentional misconduct, fraud or knowing violation of the law, or unlawful corporate distributions. These provisions will limit the remedies available to the stockholder who is dissatisfied with a decision of the board of directors protected by these provisions, and the stockholders' only remedy may be to bring suit to prevent the action of the board. This remedy may not be effective in many situations because stockholders' are often unaware of a transaction or an event before the board's action. In these cases, our stockholders and our company could be injured by a board's decision and have no effective remedy.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
                                                         Shares
                                                      Beneficially  Percent of
Title of Class         Name/Address of Owner             Owned        Class
--------------         ---------------------             -----        -----
     Common            Michael Muzio                      0            0.00%
                       4957 Garland Branch Rd.
                       Dover, FL

     Common            EAM Holdings, Inc.              2,220,003      12.74%

     Common            Michael McCrary                 1,500,000       8.61%

     Common            Harold Williams                 1,500,000       8.61%

     Common            All Officers and Directors
                       And holders over 5% per         5,220,003      29.96%

     Common            All Officers and Directors              0       0.00%

Notes:    (i)   All Percentages are calculated based upon 17,414,469 shares outstanding as of the date of the filing of this Form 10-KSB.

          (ii) All common shares are entitled to 1 vote per share. There are no other shares with voting rights.

     SECURITY OWNERSHIP OF MANAGEMENT

                                                        Shares
                                                     Beneficially    Percent of
Title of Class         Name/Address of Owner            Owned          Class
--------------         ---------------------            -----          ------
     Common            Michael Muzio                        0          0.00%


     (1) All percentages are calculated based upon 17,414,469 shares of common stock of Blue Moon Group issued and outstanding as of the date of filing this Form 10-KSB.

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

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     None.

ITEM 13. EXHIBITS, LIST AND REPORTS ON FORM 8-K

     (a) The following exhibits are to be filed as part of this Form 10-KSB, all items have been previously filed with Form 10-SB/A:

EXHIBIT NO.                IDENTIFICATION OF EXHIBIT


3.1*      Articles of Incorporation

3.2*      By-laws

10.1*     Employment Agreement between Blue Moon Group, Inc. and Michael Muzio.

10.2* Purchase Agreement between Open Door Online, Inc. and Nebulous records, Inc.

31.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

DATED: April 28, 2004                   BLUE MOON GROUP, INC.

                                        By: /s/ MICHAEL MUZIO
                                            -------------------------------
                                                Michael Muzio
                                                President, CFO and Director

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE                        TITLE                             DATE
-----------                      -----                             ----

/s/ Michael Muzio               Director, President         April 28, 2004
                                Chief Financial Officer

                        Report of Independent Accountants


To The Board of Directors
Blue Moon Group, Inc.
Dover, Florida

We have audited the accompanying consolidated balance sheet of Blue Moon Group, Inc. as of December 31, 2003 and the related consolidated statements of operations, stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all materials respects, the financial position of Blue Moon Group, Inc. as of December 31, 2003 and the consolidated results of operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

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


                                                /s/ Semple & Cooper, LLP

Phoenix, Arizona
April 28, 2004

Report of Independent Accountants


To The Board of Directors
Blue Moon Group, Inc.
Dover, Florida

We have audited the accompanying balance sheets of Blue Moon Group, Inc. (formerly Open Door Online, Inc.) as of December 31, 2002 and the related statements of operations, stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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


                                             /s/ James C. Marshall, CPA, P.C.

Scottsdale, Arizona
April 14, 2003

                      Blue Moon Group, Inc. and Subsidiary
                           Consolidated Balance Sheet
                                December 31, 2003

                                                                    December 31,
        ASSETS                                                         2003
                                                                   ------------
Current Assets
 Cash and cash equivalents                                         $    121,574
 Accounts receivable - trade                                             60,565
 Loans receivable                                                       211,500
 Inventories                                                             39,180
                                                                   ------------
      Current Assets                                                    432,819

Property and equipment, net                                             271,393
Goodwill                                                                 10,000
Music library (Notes 2 and 4)                                         6,105,005
Publishing & Copyrights                                                 126,146
                                                                   ------------
Total Assets                                                       $  6,945,363
                                                                   ============

        LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
 Accounts payable                                                  $    389,399
 Payroll taxes and accrued expenses                                     296,054
 Judgments payable                                                       92,166
 Notes payable                                                          712,303
                                                                   ------------
      Current Liabilities                                             1,489,922
                                                                   ------------
      Total Liabilities                                               1,489,922

Stockholders' Equity
 Preferred stock, .001 par value;
  5,000,000 shares authorized, 0 issued and outstanding                      --
 Common stock, .001 par value; 50,000,000 shares
  authorized, 18,164,469 and 17,414,469 issued and
  outstanding, respectively (Note 7)                                     17,214
 Additional paid-in capital                                          18,781,612
 Retained earnings                                                  (13,343,385)
                                                                   ------------
      Total Stockholders' Equity                                      5,455,441
                                                                   ------------
Total Liabilities and Stockholders' Equity                         $  6,945,363
                                                                   ============


The accompanying notes are an integral part of these consolidated financial statements

                      Blue Moon Group, Inc. and Subsidiary
                            Consolidated Statements of Operations
                    for the two years ended December 31, 2003


                                                           December 31,
                                                   ----------------------------
                                                       2003             2002
                                                   -----------      -----------
Revenue
 Sales                                             $    32,565      $        --
 Forgiveness of debt                                        --           61,821
 Cost of sales                                           5,511           (9,391)
                                                   -----------      -----------
  Gross profit                                          27,054           52,430
                                                   -----------      -----------
Operating expenses
 Administrative expenses                             4,846,199          655,262
 Salaries and payroll taxes                            140,698           22,500
 Professional and outside services                   1,710,720           62,050
 Forgiveness of debt and loss on disposal
  of assets                                            334,787          260,048
 Amortization and depreciation                          44,416        3,071,153
                                                   -----------      -----------
  Total Operating Expense                            7,076,820        4,071,013
                                                   -----------      -----------
 Loss from operations                               (7,049,766)      (4,018,583)
                                                   -----------      -----------
Other expenses
 Interest expense                                       83,962           40,994
                                                   -----------      -----------
Loss before income taxes                            (7,133,728)      (4,059,577)
                                                   -----------      -----------
Provision (benefit) of income taxes                         --               --
                                                   -----------      -----------
Net loss                                           $(7,133,728)     $(4,059,577)
                                                   ===========      ===========
Net loss per common share (Note 8)                 $     (1.51)     $     (1.56)
                                                   ===========      ===========
Weighted average shares outstanding                  4,741,354        2,600,841
                                                   ===========      ===========


The accompanying notes are an integral part of these consolidated financial statements

                      Blue Moon Group, Inc. and Subsidiary
                       Consolidated Statements of Stockholders' Equity
                    for the two years ended December 31, 2003

                                  Common Stock
                                 ----------------
                                                       Paid in    Accumulated
                                 Shares    Amount      Capital    Deficit          Total
                                 ------- ---------   -----------  -----------   -----------

Balance at December 31, 2001     629,955 $     630   $10,733,542  $(2,150,080)  $ 8,584,092


Issuance of Common Stock          98,144        98       329,797           --       329,895

Acquisition of
 Nebulous Records, Inc.          600,000       600       539,400           --       540,000

Issuance of stock for services   578,217       578     1,729,440           --     1,730,018

Net Loss                              --        --            --   (4,059,577)   (4,059,577)
                               --------- ---------   -----------  -----------   -----------

Balance at December 31, 2002   1,906,316 $   1,906   $13,332,179  $(6,209,657)  $ 7,124,428


Issuance of Common Stock         300,000 $     300   $   149,700           --       150,000

Issuance of stock for services 3,398,507     3,398     5,311,343           --     5,314,741

Issuance of Common Stock for  11,609,646    11,610       (11,610)          --            --
 forward split

Net Loss                                                          $(7,133,728)   (7,133,728)
                              ---------- ---------   -----------  -----------   -----------

Balance at December 31, 2003  17,214,469 $  17,214   $18,781,612 $(13,343,385)  $ 5,455,441
                              ========== =========   =========== ============   ===========

The accompanying notes are an integral part of these consolidated financial statements

                       Blue Moon Group Inc. and Subsidiary
                      Consolidated Statements of Cash Flows
                    for the two years ended December 31, 2003

                                                           December 31,
                                                   ---------------------------
                                                      2003            2002
                                                   -----------     -----------
Cash Flows From Operating Activities
 Net loss                                            $(7,133,728)   $(4,059,577)
 Adjustments to reconcile net loss to net
 cash used by operating activities
 Amortization and depreciation                            44,416      3,071,153
 Issuance of stock for services                        5,314,741      1,730,018
 Loss on disposal and write down of assets               229,500        260,048
                                                     -----------    -----------
 Changes in cash flows used by
  operating activities                                (1,787,571)     1,001,643
                                                     -----------    -----------

Changes in operating assets and liabilities
 (net of effects from acquisition of business):
 Accounts receivable                                     (32,565)        38,650
 Loans receivable - trade                                (24,500)       (73,465)
 Prepaid expenses                                      1,298,687     (1,298,687)
 Inventory                                                (9,180)       (20,152)

 Accounts payable                                        231,191       (162,921)
 Accrued payroll, taxes                                   18,442       (360,778)
                                                     -----------    -----------
 Net cash flow provided (used) by
 operating activities                                     59,827     (1,877,353)
                                                     -----------    -----------
Cash flows from investing activities
 Acquisition of property, plant and equipment            (62,636)      (209,917)
 Loans receivable                                       (205,876)            --
 Disposition of Assets, net of depreciation                   --      1,137,967
 Proceeds from disposition of marketable security          7,800             --

                                                     -----------    -----------
 Net cash used by investing activities                  (285,212)       928,050
                                                     -----------    -----------
Cash flows from financing activities
 Proceed from issuance of debt                           346,613             --
 Net repayment of debt                                   (30,000)       (52,340)
 Sale of common stock                                    150,000             --
                                                     -----------    -----------
 Net cash provided by financing activities               466,613        (52,340)
                                                     -----------    -----------

Net increase (decrease) in cash and
 cash equivalents                                        121,574             --

  Cash at January 1,                                          --             --
                                                     -----------    -----------
  Cash at end of period                              $   121,574    $        --
                                                     ===========    ===========

The accompanying notes are an integral part of these consolidated financial statements

                      Blue Moon Group, Inc. and Subsidiary
                   Consolidated Notes to Financial Statements


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

Going-concern and management plans
----------------------------------

         The accompanying financial statements have been prepared assuming that the Company will continue on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company had limited operations in 2003 and 2002, had losses of $7,133,728 and $4,059,577 for the years ended December 31, 2003 and 2002, respectively, and has exhausted its limited working capital reserves. The Company expects to face many operating and industry challenges and will be doing business in a highly competitive industry.

         Capital reserves at December 31, 2003 were essentially depleted. The Company is trying to raise additional working capital through various debt and equity arrangements. If sufficient operating funds can not be obtained, profitability of operations achieved, or satisfactory joint venture arrangements made, the Company will probably not be able to continue as a going concern. These financial statements do not include any adjustments relating to the recoverability and classifications of carrying amounts that might result should the Company be unable to continue as a going-concern.

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

Line of Business
----------------

         The business of the Company to date has derived revenue from the production and marketing of recorded music with certain artists under contract for distribution. The Company has a distribution contract with Brody Entertainment who has a further contract for music distribution through Sony/ Red Entertainment.

Revenue Recognition
-------------------

         Revenue is generally recognized upon shipment to the customer or upon completion of the services a 30% reserve will be maintained for possible returns when the reserve has been withheld from payment by Brody per the distribution contract.

Cash and Cash Equivalents
-------------------------------------
         The Company considers all highly liquid instruments purchased with an initial maturity of three (3) months or less to be cash equivalents.

Equipment and Depreciation
--------------------------

         Depreciation has been provided for financial accounting purposes using the straight-line method over the shorter of the asset's estimated life or the lease term. The estimated useful lives of the assets are as follows:

Record and production equipment             5-7 Years
Website Development                         5-7 Years
Leasehold improvements                     3-10 Years

Intangible Assets
-----------------

         The Company reviews its intangible assets at least annually to evaluate potential impairment by comparing the carrying value of the intangible assets with expected future net operating cash flows from the related operations. If the expected future net operating cash flows are less than the carrying value, the Company recognizes an impairment loss equal to the amount by which the carrying value exceeds the discounted expected future net operating cash flows from the related operations.

Long-Lived Assets
-----------------

         The Company has adopted SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" which requires that long-lived assets to be held and used be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

         The Company evaluates its long-lived assets for impairment whenever changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted cash flows expected to be generated by the asset. If assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amounts exceed the fair values of the assets. Assets to be disposed of are reported at the lower of carrying values or fair values, less costs of disposal.

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

Income Taxes
------------

         The Company accounts for income taxes in accordance with the Financial Accounting Standard No. 109, "Accounting for Income Taxes" (SFAS 109). SFAS 109 requires the Company to recognize deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company's financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statements carrying amounts and tax basis of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse.

New Technical Prouncements

         In June 2002, FASB issued Statement No. 146 (SFAS No. 146), "Accounting for Costs Associated with Exit or Disposal Activities," effective for activities that are initiated after December 31, 2002, with early application encouraged. This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF)

Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." The adoption of SFAS No. 146 did not have a material effect on the Company's financial position or results of operations.

         In November 2002, the FASB issued FASB Interpretation No. 45 ("FIN 45"), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN 45 expands on the accounting guidance of SFAS No. 5, 57 and 107 and incorporates without change the provisions of FASB Interpretation No. 34, which is being superceded. FIN 45 elaborates on existing disclosure requirements for most guarantees, including standby letters of credit. It also clarifies that guarantees must be recognized as an initial liability for fair value, or market value, of the obligations assumed under the guarantee and that this information must be disclosed in interim and annual financial statements. FIN 45 applies on a prospective basis to guarantees issued or modified after December 31, 2002. The adoption of FIN 45 did not have a material effect on the Company's financial position or results of operations.

         In December 2002, FASB issued Statement No. 148 (SFAS No. 148), "Accounting for Stock-Based Compensation -- Transition and Disclosure -- An Amendment of FASB Statement No. 123." SFAS No. 148 amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company is required to follow the prescribed format and provide the additional disclosures required by SFAS No. 148 in its annual financial statements for the year ended December 31, 2002 and must also provide the disclosures in its quarterly reports containing condensed financial statements for interim periods beginning with the quarterly period ended March 31, 2003. The adoption of SFAS No. 148 did not have a material effect on the Company's financial position or results of operations.

         In May 2003, the FASB issued SFAS 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. Adoption of SFAS 150 does not have a significant impact on our financial statements.

Note 3 - Concentration of Credit Risk

         The Company maintains cash balances at a financial institution. Deposits not to exceed $100,000 for each institution are insured by the Federal Deposit Insurance Corporation. At December 31, 2003, the Company had uninsured cash and cash equivalents in the approximate amount of $22,000.

Note 4 - Property and Equipment

         Depreciation and amortization for the years ended December 31, 2003 and 2002 were $44,416 and $3,071,153, respectively.

Property plant and equipment consist of the following:

                                                            December 31,
                                                       ------------------------
                                                          2003           2002
                                                       ---------      ---------
Production equipment                                   $ 281,196      $ 218,561
Office equipment, furniture and fixtures                  36,232         36,232
                                                       ---------      ---------
                                                         317,428        254,793
Less accumulated depreciation and amortization           (46,035)        (5,995)
                                                       ---------      ---------
                                                       $ 271,393      $ 248,798
                                                       =========      =========

Note 5 - Music Library

         The Company periodically reviews the carrying value of its music library to determine whether an impairment exists. The Company considers relevant potential cash flow and profitability information for the related products in assessing whether the carrying value of music publishing rights can be recovered. Because of competition in the market, difficulty in financing potential sales and modification of management's plans for utilization, during 2002 the Company determined that the carrying value of its music library will not be recovered from the undiscounted future cash flows of the related product. Accordingly, the Company recorded a writedown in fiscal 2002. During fiscal 2003 the Company reassessed their plans and determined that they were going to pursue the use of the library, therefore, no writedown was recorded in fiscal 2003. Amortization expense related to the music library, including the impairment charge, was $3,050,000 in 2002.

Note 6 - Related Party Transactions

Debt
----
         Debt is due to the president of the Company and others for cash advances made to the Company for working capital. Advances during the years ended December 31, 2003 and 2002 were $179,272 and $30,000, respectively. The ending balances at December 31, 2003 and 2002 were $209,272 and $30,000, respectively and interest expense for the periods was $0 and $196, respectively.

Commitments
-----------

         The Company entered into a two year consulting agreements with EAM Holdings, Inc. (EAM) valued at approximately $435,000. The sole director of the Company has a minority ownership interest in EAM.

Note 7 - Income Taxes

         The tax-free exchange with Genesis creates a difference in the basis of the assets between tax basis and accounting basis. At December 31, 2003, the tax basis of the assets is approximately $1,092,000 greater than the accounting basis. In the future, as assets are disposed of, depreciated, or amortized, or liabilities are paid, the deduction for tax purposes will be greater than the book basis, resulting in reduced tax expense or greater net operating loss carryover for tax purposes than would otherwise be expected. There is no certainty as to the timing of such recognition nor that the Company will be able to fully utilize these differences.

The components of deferred tax assets and liabilities are as follows:

                                                            December 31,
                                                    ---------------------------
                                                        2003            2002
                                                    -----------     -----------
Tax effects of carryforward benefits:
   Net operating loss carryforwards                 $ 6,216,757     $3,146,000
                                                    -----------     -----------
Tax effects of carryforwards
   Tax effects of future taxable differences and
    carryforwards                                     6,216,757       3,146,000
Less deferred tax asset valuation allowance          (6,216,757)     (3,146,000)
                                                    -----------     -----------
Net deferred tax asset                              $        --     $        --
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

                  2019                      $    606,000
                  2020                           878,000
                  2021                           652,000
                  2022                         1,010,000
                  2023                         3,070,757
                                            ------------
                           Total            $  6,216,757
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

Note 8 - Preferred Stock

         In October 2002 the Company authorized 5,000,000 shares of preferred stock at a par value of $.001. No preferred stock has been issued.

Note 9 - Common Stock

            On December 5, 2003 the Company declared a 3 for 1 forward stock split of the outstanding common stock. The forward stock split was effected after the market close on December 12, 2003, thereby increasing the number of outstanding common shares by 11,609,646 to 17,414,469.

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

         During the year ended December 31, 2003 the Company issued 3,398,507 shares of common stock for services. The shares were valued based on the market price on the date of contract. In addition, the Company had negotiated various consulting agreements and agreed to the issuance of 750,000 shares of common stock. The Company believes that the parties to the consulting agreement did not perform, therefore the shares were not distributed and the Company did not record consulting fees related to same. Subsequent to the balance sheet date, the aforementioned stock certificates have been destroyed and it is the intent of the Company to cancel the certificates. As of December 31, 2003 these shares have not been reflected in the weighted average share calculation.

         The outstanding stock of the Company was 17,414,469 and 1,906,316 shares December 31, 2003 and 2002, respectively.

Note 10 - Loss per Common Share

         Loss per share of common stock have been computed based on the weighted average number of shares outstanding for all periods after giving effect to the reverse stock split. As of December 31, 2003, the weighted average number of shares used to compute the earnings per share was 4,741,354. The weighted average shares used to compute earnings per share at December 31, 2002 was 2,600,841.

Note 11 - Commitments and Contingencies

         The distribution agreement between the Company and Brody Distribution Group requires that the Company distribute all of its pre recorded music and video releases for the United States and Canada for two years from July 18, 2003. It also requires $200,000 in common shares of the Company to be placed as F-14 escrow for any shortfall in potential returns or other costs associated with the agreement. The Company must have two releases of pre recorded music of at least thirty-five minutes duration per year during the term of the agreement.

         Per agreements with employees, directors and consultants, the Company agreed to compensation in the form of common stock to be funded at various rates for prior and future service. In conjunction therewith, the Company issued 105,967 post reverse split shares during the period ended December 31, 2003. At the time of issuance the stock price was $3.00 per share, therefore, the Company recognized an expense of $317,900. Additionally, the Company has vested 472,250 shares in December 2002 at a price of $3.00 per share for services to be provided the Company during the 12 months from December 1, 2002. Therefore, the Company has recognized $118,063 during 2002 and will amortize the prepaid amount of $1,298,687 during the subsequent 11 months. The remaining terms of these agreements are up to 23 months during which the Company is committed to issue an additional 1,234,167 restricted common shares. The Company will recognize expense based on the number of share earned on the last day of each month shares are required to be issued.

          All consulting contracts entered into during the year ended December 31, 2003 were for two year durations with the consideration paid to the consultant in shares at its inception and deemed earned when paid. In certain instances consulting contracts remain unfulfilled by the consultant and the Company will review its options for recovery of the consideration paid during the first and second quarter of 2004. The Company has no further liabilities to any of the consultants.

Note 12 - Sale of Assets and Disposition of Liabilities

         In October 2002 the Company entered into a sale transaction for the sale of some of the assets of Open Door Records Inc. to a third party in exchange for the assumption of certain liabilities. The Company recognized a loss of $260,048 from this transaction.

Note 13 - Debt

         The Company has debt outstanding to various third parties with interest rates ranging from 17% to 20%. As of December 31, 2003 all of the debt is in default and is therefore reflected as short term.

Note 14 - Subsequent Events

         Subsequent to December 31, 2003 the Company's principal place of business was destroyed in a fire. Equipment, in the approximate amount of $200,000 was destroyed in the fire and the Company will report a loss on same in the first quarter of fiscal 2004.

         During the first quarter of fiscal 2004, the Company issued shares of common stock as follows:

         o 750,000_shares of common stock were granted for the payment of debt in the amount of $250,000 plus accrued interest. On the date of issuance the closing price of the stock was $.95 per share.

         o 250,000 shares of common stock were granted to an entity that the sole director has a minority ownership interest in. The shares were issued in relation to a consulting agreement for services valued at $250,000.


         o 400,000 shares of common stock were granted under a consulting agreement with Target Publishing for marketing and publishing services. The agreement is for two years and is valued at $376,000

         o 120,000 shares of common stock were granted for outstanding professional fees which were included in accounts payable at December 31, 2003 in the approximate amount of $120,000.

         o 300,000 shares of common stock were granted to the sole director for payment of salary.

         o 50,000 shares of common stock, valued at $50,000, were granted for consulting services incurred in fiscal 2004.

         o        100,000 shares of common stock were granted to Baritex, Inc.
                  in relation to a consulting agreement valued at $73,000. The contract is for a period of two_years for seeking capital for the Company.