Form 10KSB/A
period 2003-12-31
BLUE MOON GROUP INC
filed 2004-05-03
CIK 1098125

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
                                                         Shares
                                                      Beneficially  Percent of
Title of Class         Name/Address of Owner             Owned        Class
--------------         ---------------------             -----        -----
     Common            Michael Muzio                      0            0.00%
                       4957 Garland Branch Rd.
                       Dover, FL

     Common            EAM Holdings, Inc.              2,220,003      12.90%

     Common            Michael McCrary                 1,500,000       8.71%

     Common            Harold Williams                 1,500,000       8.71%

     Common            All Officers and Directors
                       And holders over 5% per         5,220,003      30.32%

     Common            All Officers and Directors              0       0.00%

Notes:    (i)   All Percentages are calculated based upon 17,214,469 shares outstanding as of the date of the filing of this Form 10-KSB.

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


     (1) All percentages are calculated based upon 17,214,469 shares of common stock of Blue Moon Group issued and outstanding as of the date of filing this Form 10-KSB.

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


                                             /s/ James C. Marshall, CPA, P.C.

Scottsdale, Arizona
April 14, 2003

                      Blue Moon Group, Inc. and Subsidiary
                           Consolidated Balance Sheet
                                December 31, 2003

                                                                    December 31,
        ASSETS                                                         2003
                                                                   ------------
Current Assets
 Cash and cash equivalents                                         $    121,574
 Accounts receivable - trade                                             60,565
 Loans receivable                                                       211,500
 Inventories                                                             39,180
                                                                   ------------
      Current Assets                                                    432,819

Property and equipment, net                                             271,393
Goodwill                                                                 10,000
Music library (Notes 2 and 4)                                         6,105,005
Publishing & Copyrights                                                 126,146
                                                                   ------------
Total Assets                                                       $  6,945,363
                                                                   ============

        LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
 Accounts payable                                                  $    389,399
 Payroll taxes and accrued expenses                                     296,054
 Judgments payable                                                       92,166
 Notes payable                                                          712,303
                                                                   ------------
      Current Liabilities                                             1,489,922
                                                                   ------------
      Total Liabilities                                               1,489,922

Stockholders' Equity
 Preferred stock, .001 par value;
  5,000,000 shares authorized, 0 issued and outstanding                      --
 Common stock, .001 par value; 50,000,000 shares
  authorized, 18,164,469 and 17,214,469 issued and
  outstanding, respectively (Note 9)                                     17,214
 Additional paid-in capital                                          18,781,612
 Retained earnings                                                  (13,343,385)
                                                                   ------------
      Total Stockholders' Equity                                      5,455,441
                                                                   ------------
Total Liabilities and Stockholders' Equity                         $  6,945,363
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
                              ========== =========   =========== ============   ===========

The accompanying notes are an integral part of these consolidated financial statements

                       Blue Moon Group Inc. and Subsidiary
                      Consolidated Statements of Cash Flows
                    for the two years ended December 31, 2003

                                                           December 31,
                                                   ---------------------------
                                                      2003            2002
                                                   -----------     -----------
Cash Flows From Operating Activities
 Net loss                                            $(7,133,728)   $(4,059,577)
 Adjustments to reconcile net loss to net
 cash used by operating activities
 Amortization and depreciation                            44,416      3,071,154
 Issuance of stock for services                        5,314,741      1,730,018
 Loss on disposal and write down of assets               229,500        260,048
                                                     -----------    -----------
 Changes in cash flows used by
  operating activities                                (1,545,071)     1,001,643

Changes in operating assets and liabilities
 (net of effects from acquisition of business):
 Accounts receivable                                     (32,565)        38,650
 Loans receivable - trade                                (24,500)       (73,465)
 Prepaid expenses                                      1,298,687     (1,298,687)
 Inventory                                                (9,180)       (20,152)

 Accounts payable                                        150,897       (162,921)
 Accrued payroll, taxes                                   77,405       (360,778)
                                                     -----------    -----------
 Net cash flow (used) by
 operating activities                                    (84,327)    (1,877,353)
                                                     -----------    -----------
Cash flows from investing activities
 Acquisition of property, plant and equipment            (62,636)      (209,917)
 Loans receivable                                       (205,876)            --
 Disposition of Assets, net of depreciation                   --      1,137,967
 Proceeds from disposition of marketable security          7,800             --

                                                     -----------    -----------
 Net cash used by investing activities                  (260,712)       928,050
                                                     -----------    -----------
Cash flows from financing activities
 Proceed from issuance of debt                           346,613             --
 Net repayment of debt                                   (30,000)       (52,340)
 Sale of common stock                                    150,000             --
                                                     -----------    -----------
 Net cash provided (used) by financing activities        466,613        (52,340)
                                                     -----------    -----------

Net increase (decrease) in cash and
 cash equivalents                                        121,574             --

  Cash at January 1,                                          --             --
                                                     -----------    -----------
  Cash at end of period                              $   121,574    $        --
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

Note 9 - Common Stock

            On December 5, 2003 the Company declared a 3 for 1 forward stock split of the outstanding common stock. The forward stock split was effected after the market close on December 12, 2003, thereby increasing the number of outstanding common shares by 11,609,646 to 17,214,469.

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

         The outstanding stock of the Company was 17,214,469 and 1,906,316 shares December 31, 2003 and 2002, respectively.

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