Form 10QSB
period 2004-03-31
BLUE MOON GROUP INC
filed 2004-05-20
CIK 1098125

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)
[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended MARCH 31, 2004

[_]    Transition report under Section 13 or 15(d) of the Exchange Act
       For the transition period from                      to
                                     -------------------  ---------------------

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

                                 (813) 223-7788
                    ----------------------------------------
                 (Issuers Telephone Number, Including Area Code)

                                       N/A
                    ----------------------------------------
              (Former Name, Former Address and Former Fiscal Year,
                         if Changed Since Last Report)

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

     Common Stock, $.001 par value per share, 20,049,469 shares were issued and 19,184,469 were outstanding at May 10, 2004

     Transitional Small Business Disclosure Format (check one)
     Yes  [ ]         No [X]

                              BLUE MOON GROUP, INC.
                              INDEX TO FORM 10-QSB

                                                                                            Page
PART I.   FINANCIAL INFORMATION
     Item 1.   Financial Statements

           Balance Sheet as of  March 31, 2004 (unaudited)                                    4

           Statements of Operations for the three months ended March 31, 2004 and             5
           March 31, 2003 (unaudited)

           Statements of Stockholders Equity for the three months ended March 31,             6
           2004 and March 31, 2003 (unaudited)

           Statements of Cash Flows for the three months ended March 31, 2004 and             7
           March 31, 2003 (unaudited)

           Notes to Financial Statements                                                      8

     Item 2.   Management's Discussion and Analysis of Financial Condition and               12
               Results of Operations

     Item 3.   Controls and Procedures                                                       14

PART II.  OTHER INFORMATION

     Item 1.   Legal Proceedings                                                             14

     Item 2.   Changes in Securities                                                         14

     Item 3.   Defaults Upon Senior Securities                                               14

     Item 4.   Submissions of Matters to a Vote of Security Holders                          14

     Item 5.   Other Information                                                             14

     Item 6.   Exhibits and Reports on Form 8-K                                              14

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

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                              BLUE MOON GROUP, INC.
                                  BALANCE SHEET
                                 MARCH 31, 2004
                                   (UNAUDITED)

                                                                     March 31,
                                    ASSETS                             2004
                                                                   ------------
Current Assets
   Cash and cash equivalents                                            106,425
   Accounts receivable - trade                                           32,565

   Inventories                                                           42,904
                                                                   ------------

        Current Assets                                                  181,894

Property and equipment, net                                              51,335
Loans receivable - trade                                                232,300
Goodwill                                                                 10,000
Music library (Note 2)                                                6,105,005
Publishing and copyrights                                               131,250
                                                                   ------------

Total Assets                                                       $  6,705,587
                                                                   ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
   Accounts payable                                                $    162,008
   Accrued  expenses                                                    163,907
   Judgments payable                                                     92,166
   Notes payable - related parties                                      808,519
                                                                   ------------

        Current Liabilities                                           1,226,600
                                                                   ------------

        Total Liabilities                                             1,226,600

Stockholders' Equity
   Preferred stock, .001 par value;
     5,000,000 shares authorized, 0 issued and outstanding                   --
   Common stock, .001 par value;
     50,000,000 shares authorized, 20,049,469 issued
      and 19,184,469 outstanding (Note 5)                                19,184
   Additional paid-in capital                                        20,649,342
   Retained earnings                                                (15,189,539)
                                                                   ------------

        Total Stockholders' Equity                                    5,478,987
                                                                   ------------

Total Liabilities and Stockholders' Equity                         $  6,705,587
                                                                   ============

See the accompanying notes  to these unaudited financial statements

                              BLUE MOON GROUP, INC.
                            STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED MARCH 31, 2004 AND 2003
                                   (UNAUDITED)

                                                              For the three months
                                                                 ended March 31,
                                                          ----------------------------
                                                              2004            2003
                                                          ------------    ------------
Revenue
   Sales                                                  $         --    $         --
                                                          ------------    ------------
     Total Revenue                                                  --              --
                                                          ------------    ------------

Cost of Sales                                                       --              --
                                                          ------------    ------------

Gross profit                                                        --              --
                                                          ------------    ------------

Operating expenses
   Administrative expenses                                     240,820         908,873
   Salaries and payroll taxes                                   68,020          31,250
   Professional and outside services                           798,997          15,485
   Amortization and depreciation                                 3,494          10,085
                                                          ------------    ------------

        Total Operating Expense                              1,111,331         964,893
                                                          ------------    ------------

   Loss from operations                                     (1,111,331)       (964,893)
                                                          ------------    ------------

Other expense
   Interest and financing expense                              468,010          13,737
                                                          ------------    ------------

   Loss before extraordinary expense and income taxes       (1,579,341)         13,737

Provision (benefit) of income taxes                                 --              --

Loss before extraordinary expense                           (1,579,341)       (978,630)
                                                                          ------------
Extraordinary expense - Casualty loss                         (266,813)
                                                          ------------    ------------

Net loss                                                  $ (1,846,154)   $   (978,630)
                                                          ============    ============

Loss per common share - basic and diluted (Note 6)
             Loss before extraordinary expense            $      (0.09)   $      (0.17)
                                                          ============    ============
             Extraordinary expense                        $       (.02)   $         --
                                                          ============    ============
             Net loss per common share                    $      (0.11)   $       (.17)
                                                          ============    ============

Weighted average shares outstanding - basic and diluted     17,546,887       5,894,772
                                                          ============    ============


See the accompanying notes to these unaudited financial statements

                              BLUE MOON GROUP, INC.
                       STATEMENTS OF STOCKHOLDERS' EQUITY
               FOR THE THREE MONTHS ENDED MARCH 31, 2004 AND 2003
                                   (UNAUDITED)

                                         Common Stock
                                  ---------------------------     Paid in       Accumulated
                                     Shares         Amount        Capital         Deficit         Total
                                  ------------   ------------   ------------   ------------    ------------

Balance at December 31, 2002*        5,718,948   $      5,719   $ 13,328,366   $ (6,209,657)   $  7,124,428

Issuance of Stock*                     504,999            505        484,266             --         484,771


Net Loss                                    --             --             --       (978,630)       (978,630)
                                  ------------   ------------   ------------   ------------    ------------

Balance at March 31, 2003*           6,223,947   $      6,224   $ 13,812,632   $ (7,188,287)   $  6,630,569
                                  ============   ============   ============   ============    ============


Balance at December 31, 2003        17,214,469   $     17,214   $ 18,781,612   $(13,343,385)   $  5,455,441

Issuance of stock for services,
salaries, and debt                   1,970,000          1,970      1,867,730             --       1,869,700

Net Loss                                    --             --             --     (1,846,154)     (1,846,154)
                                  ------------   ------------   ------------   ------------    ------------


Balance at March 31, 2004           19,184,469   $     19,184   $ 20,649,342   $(15,189,539)   $  5,478,987
                                  ============   ============   ============   ============    ============


* adjusted for a forward split of 3 shares for 1 on December 15, 2003


See the accompanying notes  to  these unaudited financial statements

                              BLUE MOON GROUP, INC.
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                       For the three months
                                                                          ended March 31,
                                                                    --------------------------
                                                                        2004           2003
                                                                    -----------    -----------
Cash Flows From Operating Activities
   Net income (loss)                                                $(1,846,154)   $  (978,630)
   Adjustments to reconcile net loss to net
   Cash used by operating activities
    Amortization and depreciation                                         3,494         10,085
    Casualty loss                                                      (266,813)            --
   Issuance of common stock for induced conversion of  debt             447,912             --
   Issuance of common stock for accrued interest                         14,588             --
   Issuance of stock for services, salaries, and accounts payable     1,157,200        484,771

Changes in operating assets and liabilities
   (net of effects from acquisition of business):
   Accounts receivable                                                   28,000             --
   Inventory                                                             (3,724)        (4,533)
   Prepaid expenses                                                          --        354,187
   Accounts payable                                                    (227,391)        62,397
   Accrued expenses                                                    (132,147)        44,987
                                                                    -----------    -----------
   Net cash flow used by operating activities                          (291,409)       (26,736)
                                                                    -----------    -----------

Cash flows from investing activities
   Acquisition of property, plant and equipment                         (49,156)            --
   Loans receivable - trade                                             (20,800)       (44,500)
   Intellectual assets                                                       --         (2,500)
                                                                    -----------    -----------
   Net cash used by investing activities                                (69,956)       (47,000)
                                                                    -----------    -----------
Cash flows from financing activities
   Proceeds from issuance of debt                                       385,000         73,736
   Payments on notes payable                                            (38,784)            --
                                                                    -----------    -----------
   Net cash provided by financing activities                            346,216         73,736
                                                                    -----------    -----------
Net decrease in cash and cash equivalents                               (15,149)            --

   Cash at beginning of period                                          121,574             --
                                                                    -----------    -----------

   Cash at end of period                                            $   106,425    $        --
                                                                    ===========    ===========
   Non-cash transactions
      Issuance of common stock for services, salaries,
         and accounts payable                                         1,157,200        484,771
      Issuance of common stock for debt                                 250,000             --
      Issuance of common stock for induced conversion
         of debt                                                        447,912             --
      Issuance of common stock for accrued interest                      14,588             --


See the accompanying notes to these unaudited financial statements

                              BLUE MOON GROUP, INC.
                          Notes to Financial Statements
               for the three months ended March 31, 2004 and 2003

NOTE 1 -- BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-QSB. Accordingly, certain information and footnote disclosures normally included in financial statements have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the condensed consolidated financial statements for the periods presented include all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation.. For further information, refer to the Company's financial statements, and footnotes thereto, for the fiscal year ended December 31, 2003, included in its Form 10-KSB for such fiscal period.

Operating results for the three-month period ended March 31, 2004, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2004.

Note 2 - Organization

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

Note 3 - Summary of Significant Accounting Policies

The summary of significant accounting policies of Blue Moon Group, Inc. is presented to assist in understanding the Company's financial statements. The financial statements and notes are representations of the Company's management. Management is responsible for their integrity. The accounting policies conform to generally accepted accounting principles and have been consistently applied in the preparation of the financial statements. The results of operations for the interim periods shown in this report are not necessarily indicative of results to be expected for the fiscal year ending December 31, 2004.

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

                              BLUE MOON GROUP, Inc.
                          Notes to Financial Statements
               for the three months ended March 31, 2004 and 2003

Note 3 - Summary of Significant Accounting Policies (continued)

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

Record and production equipment       5-7 Years
Website development                   5-7 Years
Leasehold improvements                3-10 Years

GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company has incurred losses from operations over the years and anticipates additional losses in fiscal year 2004. In addition, the Company has negative working capital of ($1,044,706). These circumstances raise substantial doubt about the Company's ability to continue as a going concern. These financial statements do not incloude any adjustments relating to the recoverability and classifications of carrying amounts that might result should the Company be unable to continue as a going concern.

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

                              BLUE MOON GROUP, Inc.
                          Notes to Financial Statements
               for the three months ended March 31, 2004 and 2003

Note 3 - Summary of Significant Accounting Policies (continued)

Comprehensive Net Loss
----------------------
There is no difference between the Company's net loss as reported for any of the periods reported herein and the Company's comprehensive loss, as defined by the Statement of Financial Accounting Standards No. 130.

Note 4 - Property and Equipment

Depreciation and amortization for the three months ended March 31, 2004 and 2003 were $3,494 and $10,085, respectively. Depreciation was reduced by the total loss of all equipment in a fire that consumed the studios leaving only vehicles and amortizable intangible assets.

Property plant and equipment consist of the following:
                                                               March 31,
                                                          2004           2003
                                                       ---------      ---------


Production equipment                                   $       0      $ 216,000
Vehicles                                                  48,000              0
Office equipment, furniture and fixtures                   6,535         36,792
                                                       ---------      ---------
                                                          54,535        252,792
Less accumulated depreciation                             (3,200)       (14,983)
                                                       ---------      ---------
                                                       $  51,335      $ 237,809
                                                       =========      =========

Note 5 - Transactions - Related Party

During 2003 and 2004, the President of the Company has been a lender of funds to the Company. As of December 31, 2003 and March 31, 2004, the outstanding balances due him are $96,613 and $442,849. The interest rate is 7% per annum.

In March 2004, the President of the Company received 300,000 shares of restricted common stock in payment of $178,750 of accrued salary and repayment of accounts payable in the amount of $109,250.

In March 2004, the Company issued 250,000 restricted common stock shares for a consulting contract with a company that the President of Blue Moon Group is a minority shareholder.

Note 6 - Recent Sales of Unregistered Securities

In January 2004, the Company issued 100,000 for a consulting contract valued at $94,505.

In March 2004, the Company issued 650,000 restricted common shares for consulting contracts valued at $952,500.

In March 2004, the Company issued 125,211 shares of restricted common stock in payment of $120,203 accounts payable for services and an additional 44,789 restricted common shares valued at $42,997.

In March 2004, the Company issued 750,000 shares of restricted common stock for he induced conversion of a note payable in the amount of $250,000 plus accrued interest of $14,588. The Company recorded finance charges of $447,912 in relation to this conversion.

                              BLUE MOON GROUP, Inc.
                          Notes to Financial Statements
               for the three months ended March 31, 2004 and 2003


Note 7 - Common Stock

The outstanding stock of the Company, as adjusted for a 3 for 1 forward stock split on December 15, 2003, was 19,184,469 shares and 6,223,947 shares at March 31, 2004 and 2003, respectively.

Note 8 - Loss per Common Share

Loss per share of common stock have been computed based on the weighted average number of shares outstanding. The weighted average number of shares used to compute the earnings per share at March 31, 2004 and 2003 was 17,546,887 and 5,894,772, respectively.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


         RESULTS OF OPERATIONS

         FOR THE THREE MONTH'S ENDED MARCH 31, 2004 AND MARCH 31, 2003

         SALES

         Sales recorded for the quarter ending at March 31, 2004 totaled $0. No sales were reported in the quarterly period ended March 31, 2003. Product has been assigned to various warehouses for distribution.

         COST OF SALES

         Costs of sales are normally primarily represented by costs for recordings, promotions and CD fulfillment operations and royalties. Cost of sales recorded for the quarter ending at March 31, 2004 totaled $0. No cost of sales was reported in the quarterly period ended March 31, 2003.

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

         Expenses of $ 8,370 were incurred for the quarter ended March 31, 2004 and $0 for the quarter ended March 31, 2003.

         GENERAL AND ADMINISTRATIVE

         General and administrative expense consists primarily of legal and other administrative costs, fees for outside consultants, and other overhead. General and administrative expenses were $1,220,825 for the quarter ended March 31, 2004, an increase of $283,239 from $937,586 for the quarter ended March 31, 2003. The increase is attributable to payroll and bonuses of $170,770, travel, entertainment and meals increased $54,075 with the remainder of the increase from miscellaneous other expenses. These increases were directly related to the increased activity in preparation of additional artists for release and distribution.

         DEPRECIATION EXPENSE

         Depreciation and amortization expenses decreased to $3,494 from $10,085 in the quarters ended March 31, 2004 and March 31, 2003, respectively. The decrease is attributed to the casualty loss of all equipment in a fire that destroyed the Company office and recording studio.

         INTEREST EXPENSE

         Net interest expense for the quarter ended March 31, 2004 was $468,010. Comparable interest costs for the corresponding quarter ended 2003 was $13,736. This increase was caused by the increase in outstanding short-term debt and the finance cost associated with the induced conversion of a note payable for stock that added $447,912 as a one time cost.

         LIQUIDITY AND CAPITAL RESOURCES

         As of March 31, 2004 we had $106,425 in cash. Sufficient cash to finance operations for the short term is required. Historically, we have financed our operations with short-term convertible debt or through the issuance of equity in the form of our common stock. During the current period ended March 31, 2004, we issued net new debt for cash of approximately $385,000 and $166,878, respectively. Significant increases in capital will be required to fund our aggressive business plan and support the manufacturing and distribution requirements of our current artist distribution contracts. While there is no assurance that we will be successful in raising the required capital all indications through our current financing negotiations suggest that we will receive substantial capital.

         ACCOUNTS RECEIVABLE

         As of March 31, 2004 we had receivables of $32,565 from sales.

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

         OPERATIONS

         Blue Moon Group, Inc. has completed a total restructuring of its operations and has changed its product and business mix. The Company is actively pursuing acquisition and joint ventures with companies having recording artists under contract for distribution, promotion and concert dates.

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

ITEM 2.  CHANGES IN SECURITIES

         During the quarter ended March 31, 2004 Blue Moon Group, Inc. issued 1,970,000 restricted common shares. These shares were issued for the following schedule of items:

         Consulting                  $616,000
         Payment of accruals          262,703
         Note Conversion              250,000
         Payment of Expenses          293,085
         Additional Note Costs        447,912

         These shares were issued with reliance on an exemption from registration requirements provided in Section 4(2) of the Securities Act of 1933.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None

ITEM 5.  OTHER INFORMATION

         None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


         Exhibit 31.1 Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

         Exhibit 32.1 Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

         A Form 8K was filed on May 17, 2004 advising of the change of auditors because the previous auditors are no longer authorized to do auditing for public companies.

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

                                            BLUE MOON GROUP, INC.
                                            ---------------------
                                            (Registrant)

                                             /s/ Michael Muzio
                                             -----------------
         Dated: May 17, 2004                 Michael Muzio
                                             President