Form 10QSB/A
period 2004-03-31
BLUE MOON GROUP INC
filed 2004-08-19
CIK 1098125

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 AMENDMENT NO. 1
                                       TO
                                   FORM 10-QSB

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

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                              BLUE MOON GROUP, INC.
                                  BALANCE SHEET
                                 MARCH 31, 2004
                                   (UNAUDITED)

                                                                     March 31,
                                    ASSETS                             2004
                                                                   ------------
Current Assets
   Cash and cash equivalents                                            106,425
   Accounts receivable - trade                                           32,565

   Inventories                                                           42,904
                                                                   ------------

        Current Assets                                                  181,894

Property and equipment, net                                              51,335
Loans receivable - trade                                                232,300
Goodwill                                                                 10,000
Music library (Note 2)                                                6,105,005
Publishing and copyrights                                               125,053
                                                                   ------------

Total Assets                                                       $  6,705,587
                                                                   ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
   Accounts payable                                                $    162,008
   Accrued  expenses                                                    163,907
   Judgments payable                                                     92,166
   Notes payable - related parties                                      808,519
                                                                   ------------

        Current Liabilities                                           1,226,600
                                                                   ------------

        Total Liabilities                                             1,226,600

Stockholders' Equity
   Preferred stock, .001 par value;
     5,000,000 shares authorized, 0 issued and outstanding                   --
   Common stock, .001 par value;
     50,000,000 shares authorized, 20,049,469 issued
      and 19,184,469 outstanding (Note 5)                                19,184
   Additional paid-in capital                                        20,649,342
   Retained earnings                                                (15,189,539)
                                                                   ------------

        Total Stockholders' Equity                                    5,478,987
                                                                   ------------

Total Liabilities and Stockholders' Equity                         $  6,705,587
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