Form 10QSB
period 2004-06-30
BLUE MOON GROUP INC
filed 2004-08-24
CIK 1098125

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)

☒ Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended JUNE 30, 2004

☐ Transition report under Section 13 or 15(d) of the Exchange Act

For the transition period from__________to__________

Commission File No. 0-30584

BLUE MOON GROUP, INC.

(Exact name of small business issuer as specified in its charter)

Delaware	16-1636770
State or Other Jurisdiction of Incorporation or Organization)	(I.R.S.Employer Identification No.)

513 N. Franklin St., Tampa, FL 33602

(Address of Principal Executive Offices)

(813) 223-7788

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

Yes ☒   No☐

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the last practicable date.

Common Stock, $.0001 par value per share, 22,179,467 shares were issued and 21,229,469 were outstanding at August 8, 2004

Transitional Small Business Disclosure Format (check one)

Yes ☐   No ☒

BLUE MOON GROUP, INC.

FORWARD LOOKING STATEMENTS

When used in this report, the words “may, will, expect, anticipate, continue, estimate project or intend” and similar expressions identify forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E Securities Exchange Act of 1934 regarding events, conditions and financial trends that may effect our future plan of operation, business strategy, operating results and financial position. Current stockholders and prospective investors are cautioned that any forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties and that actual results may differ materially from those included within the forward-looking statements as a result of various factors. Such factors are described under the headings “Business-Certain Considerations,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and the financial Statements and their associated notes.

Important factors that may cause actual results to differ from projections include, for example:

•

the success or failure of management’s efforts to implement their business strategy;

•

our ability to protect our intellectual property rights;

•

our ability to compete with major established companies;

•

our ability to attract and retain qualified employees; and

•

other risks which may be described in future filings with the SEC.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BLUE MOON GROUP, INC.

CONSOLIDATED BALANCE SHEET

JUNE 30, 2004

(unaudited)

June 30, 2004

ASSETS
Current Assets
Cash	$202,262
Accounts receivable – trade	71,065
Loans receivable - trade	6,285
Prepaid expenses	36,868
Inventories	45,450

Current Assets	361,930

Leasehold improvements, net	36,208
Property and equipment, net	169,369
Intellectual assets	7,380
Goodwill	674,800
Music library (Notes 2 and 4)	6,505,005
Publishing & Copyrights	131,250

Total Assets	$7,885,942

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$166,008
Accrued payroll and expenses	241,329
Judgments payable	92,166
Notes payable	657,120

Current and Total Liabilities	1,156,623

Stockholders' Equity
Preferred stock, .001 par value;
5,000,000 shares authorized, 0 issued and outstanding	—
Common stock, .001 par value;
50,000,000 shares authorized, 20,824,469
and 4,059,823 issued and outstanding,
Respectively (Note 7)	20,824
Additional paid-in capital	22,206,652
Subscribed unissued stock	265,000
Unearned stock	(195,000)
Accumulated deficit	(15,568,157)

Total Stockholders' Equity	6,729,319

Total Liabilities and Stockholders' Equity	$7,885,942

See the accompanying notes to these unaudited financial statements

BLUE MOON GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

For the six months and three months ended June 30, 2004 and 2003

(unaudited)

	For the six months ended June 30,		For the three months ended June 30,
	2004	2003	2004	2003

Revenue
Sales	$—	$—	$—	$—

Cost of Sales	—	—	—	—

Gross profit	—	—	—	—

Operating expenses
Administrative expenses	462,683	2,038,705	211,868	1,130,632
Salaries and payroll taxes	115,148	66,990	57,123	35,740
Professional and outside services	880,497	91,470	81,500	75,985
Amortization and depreciation	18,803	20,170	15,309	10,085

Total Operating Expense	1,477,131	2,217,335	365,800	1,252,442

Loss from operations	(1,477,131)	(2,217,335)	(365,800)	(1,252,442)

Other expenses
Interest expense	(480,828)	(26,747)	(12,818)	(13,010)
Loss on disposal of property and equipment	—	(108,166)	—	(108,166)
Forgiveness of debt	—	108,379	—	108,379
Loss before extraordinary expense and income taxes	(1,957,959)	(2,243,869)	(378,618)	(1,265,239)

Provision (benefit) of income taxes	—	—	—	—

Loss before extraordinary expense	(1,957,959)	(2,243,869)	(378,618)	(1,265,239)

Extraordinary expense – casualty loss	(266,813)	—	—	—

Net loss	$(2,224,772)	$(2,243,869)	$(378,618)	$(1,265,239)
Loss per common share - basic and diluted
Loss before extraordinary item	$(0.10)	$(0.63)	$(0.02)	$(0.33)
Extraordinary item	(.02)	—	—	—
Net loss	$(0.12)	$(0.63)	$(0.02)	$(0.33)

Weighted average shares outstanding – basic and diluted	18,709,469	3,587,899	19,872,051	3,817,856

See the accompanying notes to these unaudited financial statements

BLUE MOON GROUP, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the six months ended June 30, 2004 and 2003

(unaudited)

	Common Stock		Paid in Capital	Unearned and Subscribed Stock	Accumulated Deficit	Total
	Shares	Amount

Balance at December 31, 2002 *	5,718,948	$5,719	$13,328,366		$(6,209,657)	$7,124,428

Issuance of Stock *	504,999	505	484,266			484,771
Net Loss					(978,630)	(978,630)

Balance at June 30, 2003 *	6,223,947	$6,224	$13,812,632		$(7,188,287)	$6,630,569

Balance at December 31, 2003	17,214,469	$17,214	$18,781,612		$(13,343,385)	$5,455,441

Issuance of Stock	3,460,000	3,460	3,230,190			3,233,650
Issued Unearned Stock	150,000	150	194,850	(195,000)		—
Subscribed Unissued Stock				265,000		265,000
Net Loss					(2,224,772)	(2,224,772)

Balance at June 30, 2004	20,824,469	$20,824	$22,206,652	$70,000	$(15,568,157)	$6,729,319

——————

* adjusted for a forward split of 3 shares for 1 on December 15, 2003

See the accompanying notes to these unaudited financial statements

BLUE MOON GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOW

For the six months and three months ended June 30, 2004 and 2003

(unaudited)

	For the six months ended June 30,		For the three months ended June 30,
	2004	2003	2004	2003

Cash Flows From Operating Activities
Net loss	$(2,224,772)	$(2,243,869)	$(378,618)	$(1,265,239)
Adjustments to reconcile net loss to net cash used by operating activities
Amortization and depreciation	18,803	20,170	15,309	10,085
Casualty loss	266,813	—	—	—
Issuance of stock for interest	14,588	—	—	—
Issuance of stock for debt conversion	447,912	—	—	—
Issuance of stock for services	1,298,650	(196,308)	141,450	(196,308)

Changes in operating assets and liabilities (net of effect from acquisition of business):
Accounts and loans receivable - trade	(10,500)	(226,000)	(38,500)	(181,500)
Inventories	(6,270)	—	(2,546)	—
Prepaid expenses	(36,868)	868,250	(36,868)	514,063
Accounts payable	(223,391)	77,712	4,000	15,315
Accrued expenses	(54,725)	(17,305)	77,422	(62,295)
Net cash flow used by operating activities	(509,760)	(1,717,350)	(218,351)	(1,165,879)

Cash flows from investing activities
Acquisition of property, plant and equipment	(124,904)	(483)	(75,748)	(483)
Acquisition of intellectual property	(7,380)		(7,380)
Disbursements for loans receivable	(37,085)		(16,285)
Net cash used by investing activities	(169,369)	(483)	(99,413)	(483)

Cash flows from financing activities
Proceeds from (repayment) of debt, net	194,817	99,238	(151,399)	25,500
Proceeds from sale of common stock	565,000	—	565,000	—
Net cash provided by financing activities	759,817	1,717,834	413,601	1,166,362

Net increase in cash and cash equivalents	80,688	—	95,837	—
Cash at beginning of period	121,574	—	106,425	—

Cash at end of period	$202,262	$—	$202,262	$—

Non-cash activity:
Common stock issued for unearned fees	195,000		195,000
Common stock issued for acquisition of subsidiary	922,500		922,500
Common stock issued for services, salaries, & payables	1,298,650		141,450
Common stock issued for debt and interest	264,588
Common stock issued for induced conversion of debt	447,912

See the accompanying notes to these unaudited financial statements

BLUE MOON GROUP, INC.

Notes to Consolidated Financial Statements

for the six months ended June 30, 2004 and 2003

Note 1 - Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-QSB. Accordingly, certain information and footnote disclosures normally included in financial statements have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the condensed consolidated financial statements for the periods presented include all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation.. For further information, refer to the Company’s financial statements, and footnotes thereto, for the fiscal year ended December 31, 2003, included in its Form 10-KSB for such fiscal period.

Operating results for the three-month period ended March 31, 2004, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2004.

Note 2 - Organization

In October 2002, the Company reincorporated in the State of Delaware and changed its name to Blue Moon Group, Inc. The predecessor, Open Door Records, Inc. (“Open Door”) was incorporated in the State of Rhode Island on November 20, 1997. In September 1999 Open Door merged with Genesis Media Group, Inc., a New Jersey corporation. The surviving entity of this merger was renamed Open Door Online, Inc., a New Jersey corporation. In October 2003, the Company acquired Nebulous Records, Inc., a Florida corporation formed in February 2002.

Acquisition of Blue Moon Records, Inc.

On May 3, 2004 an agreement was reached for the Company to purchase Blue Moon Records, Inc. a Delaware corporation formed in 2002 with offices in Chicago, IL. This wholly-owned subsidiary has a music library of 150 items with recording equipment to record new tracks or modify existing tracks for a mix release. The subsidiary intends to release its mixes of the music library tracks and provide services for Nebulous Records, Inc. another Company subsidiary.

Note 3 - Summary of Significant Accounting Policies

The summary of significant accounting policies of Blue Moon Group, Inc. is presented to assist in understanding the Company's financial statements. The financial statements and notes are representations of the Company's management. Management is responsible for their integrity. The accounting policies conform to generally accepted accounting principles and have been consistently applied in the preparation of the financial statements. The results of operations for the interim periods shown in this report are not necessarily indicative of results to be expected for the fiscal year ending December 31, 2004

BLUE MOON GROUP, Inc.

Notes to Consolidated Financial Statements

for the six months ended June 30, 2004 and 2003

Note 3 - Summary of Significant Accounting Policies (continued)

Line of Business

Blue Moon Group, Inc. is an entity designed to provide traditional sales of recorded music from artists who have contracted the Company to provide distribution. The Company will also generate revenue from promotions, artist recording sessions and the sales of other prerecorded music.

Principles of Consolidation

The consolidated financial statements include the accounts of Blue Moon Group, Inc. for all periods presented and Nebulous Records, Inc., and Blue Moon Records, Inc. from the effective dates of the acquisition. All material intercompany accounts and transactions have been eliminated in the consolidated financial statements

Revenue Recognition

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

Record and production equipment 5-7 Years

Website development 5-7 Years

Leasehold improvements 3-10 Years

Going Concern

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company has incurred losses from operations over the years and anticipates additional losses in fiscal year 2004. In addition, the Company has negative working capital of ($794,693). These circumstances raise substantial doubt about the Company’s ability to continue as a going concern. These financial statements do not include any adjustments relating to the recoverability and classifications of carrying amounts that might result should the Company be unable to continue as a going concern.

BLUE MOON GROUP, Inc.

Notes to Consolidated Financial Statements

for the six months ended June 30, 2004 and 2003

Note 3 - Summary of Significant Accounting Policies (continued)

Impairment

The Company has adopted SFAS No. 121 “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of” which requires that long-lived assets to be held and used be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

In September 2001, the FASB issued SFAS No. 142, Goodwill and Other Intangible Assets. This statement establishes accounting and reporting standards for goodwill and intangibles for years commencing after December 15, 2001. Whether already acquired or subsequently acquired after the effective date, companies are required to identify intangibles with finite lives and those with indefinite lives. Those intangibles with finite lives are to be amortized over the estimated useful lives of the assets while those with indefinite lives are not to be amortized. Each intangible or goodwill asset should be analyzed at least annually for impairment where the carrying value is in excess of the fair value of the intangibles and in excess of the implied fair value in the case of goodwill assets. The asset’s carrying value is to be reduced by a charge to income if the fair value is lower than the carrying value. The Company has not determined the effect of this new standard.

Master Music Library

The master music library consists of original and digitized masters of well known artists and the recently purchased Blue Moon Records, Inc. catalog. The Company has the right to produce, sell, distribute or otherwise profit from its utilization of this library subject to industry standard royalty fees to be paid to artists as copies of the product are sold or distributed. The Company will amortize the library on a unit sold basis in accordance with SFAS 50 that relates the capitalized costs to estimated net revenue to be realized. When anticipated sales appear to be insufficient to fully recover the basis, a provision against current operations will be made for anticipated losses. To date the Company has not utilized the library nor expensed any of the carrying value.

Comprehensive Net Loss

There is no difference between the Company's net loss as reported for any of the periods reported herein and the Company's comprehensive loss, as defined by the Statement of Financial Accounting Standards No. 130.

BLUE MOON GROUP, Inc.

Notes to Consolidated Financial Statements

for the six months ended June 30, 2004 and 2003

Note 4 - Property and Equipment

Depreciation and amortization for the six months and three months ended June 30, 2004 and 2003 were $18,803 and $20,170 and $15,309 and $10,085, respectively.

Property plant and equipment consist of the following:

June 30, 2004

Production equipment	$8,834
Office equipment, furniture and fixtures	170,433
179,267
Less accumulated depreciation	(9,898)
$169,369

Note 6 - Transactions – Related Party

During 2003 and 2004, the President of the Company has been a lender of funds to the Company. As of December 31, 2003 and March 31, 2004, the outstanding balances due him are $48,007 and $282,103. The interest rate is 7% per annum.

In March 2004, the President of the Company received 300,000 shares of restricted common stock in payment of $178,750 of accrued salary and repayment of accounts payable in the amount of $109,250.

In March 2004, the Company issued 250,000 restricted common stock shares for a consulting contract with a company that the President of Blue Moon Group is a minority shareholder.

Note 7 – Recent Sales of Unregistered Securities

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

BLUE MOON GROUP, Inc.

Notes to Consolidated Financial Statements

for the six months ended June 30, 2004 and 2003

Note 7 – Recent Sales of Unregistered Securities (continued)

In May 2004, the Company issued 115,000 shares of restricted common stock for services to two individuals. The Company recorded a charge of $141,450.

In May 2004, the Company issued 750,000 shares of restricted common stock for the purchase of Blue Moon Records, Inc. The Company recorded the purchase of equipment as $100,000, Music Library $400,000 and Goodwill of $422,500. Additional Goodwill of $242,300 was recorded for the cancellation of the loans receivable previously recorded and now omitted in consolidation.

In June 2004, the Company issued 150,000 shares of restricted common stock for collateral on its distribution contract. No expense was incurred and the transaction appears as a contra equity account for Issued Unearned Stock.

In June 2004, the Company issued 625,000 shares of restricted common stock for the receipt of $300,000 in cash from three separate transactions. In addition, the Company received $265,000 for the purchase of 530,000 shares of common stock which were issued subsequent to June 30, 2004.

Note 9 - Loss per Common Share

Loss per share of common stock have been computed based on the weighted average number of shares outstanding. The weighted average number of shares used to compute the loss per share for the six months ended June 30, 2004 and 2003 was 18,709,469 and 3,587,899, respectively.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

For the three month’s ended June 30, 2004 and June 30, 2003

Sales

 No sales were recorded for the quarter ending at June 30, 2004. No sales were reported in the quarterly period ended June 30, 2003.

Cost of Sales

Cost of Sales are normally primarily represented by costs for recordings, promotions and CD fulfillment operations and royalties. No cost of sales had been recorded for the quarters ended June 30, 2004 and 2003.

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

Expenses of $4,875 and $0 were incurred for the quarter ended June 30, 2004 and 2003. The lack of substantial expenses is directly relational to the lack of available cash for promotional expenses.

General and Administrative

General and administrative expense consists primarily of legal and other administrative costs, fees for outside consultants, and other overhead. General and administrative expenses were $350,491 for the quarter ended June 30, 2004, a decrease of $891,866 from $1,242,357 for the quarter ended June 30, 2003. The decrease is attributable to decreased consulting fees of $918,764, professional fees that increased $5,515, wages that increased $21,383 and the remaining increase across the remaining expenses. The consulting fees were paid for new contracts to produce music videos and for a music advisory board and additional activities in the production of musical recordings in 2003. The wages increased with the addition of three employee’s as the Company prepares for its growth

Depreciation Expense

Depreciation and amortization expenses increased to $15,309 from $10,085 in the quarter ended June 30, 2004 from June 30, 2003. The increase is attributed to the loss of equipment from a fire in the first quarter of 2004 and the repurchase of equipment in May and June 2004.

Interest Expense

Net interest expense for the quarter ended June 30, 2004 was $12,818. Comparable interest costs for the corresponding quarter ended 2003 was $13,010. This decrease was caused by the decrease in outstanding short-term debt that occurred in fiscal 2004.

Results of Operations

For the six month’s ended June 30, 2004 and June 30, 2003

Sales

 No sales were recorded for the six months ending at June 30, 2004. No sales were reported in the six month period ended June 30, 2003.

Cost of Sales

Cost of Sales are normally primarily represented by costs for recordings, promotions and CD fulfillment operations and royalties. No cost of sales had been recorded for the six months ended June 30, 2004 and 2003.

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

Expenses of $13,245 and $0 incurred for the six months ended June 30, 2004 and 2003. The lack of expenses is directly relational to the lack of available cash for promotional expenses.

General and Administrative

General and administrative expense consists primarily of salaries, legal and other administrative costs, fees for outside consultants and other overhead. General and administrative expenses were $1,458,328 for the six months ended June 30, 2004, a decrease of $738,837 from $2,197,165 for the six months ended June 30, 2003. The decrease is attributable to consulting that decreased by $1,430,622 offset by increases in wages, professional fees and other general expenses. The consulting fees were paid for new contracts to produce music videos and for a music advisory board plus the production costs for newly recorded music 2003.

Depreciation Expense

Depreciation and amortization expenses decreased to $18,803 from $20,170 in the six months ended June 30, 2004 and June 30, 2003, respectively. The decrease is attributed to the loss of equipment due to a fire in the first quarter of 2004 and the replacement of part of the equipment in May and June of 2004.

Interest Expense

Net interest expense for the six months ended June 30, 2004 was $480,828. Comparable interest costs for the corresponding six months ended 2003 was $26,747. This increase was caused by conversion of debt using discounted stock that was required to be classified as interest expense.

Liquidity and Capital Resources

As of June 30, 2004 we had $202,262 cash. Sufficient cash to finance operations for the short term is available. We will continue to seek additional capital for growth and acquisitions. Historically we have financed our operations with short-term convertible debt or through the issuance of equity in the form of our common stock. During the the six month period ended June 30, 2004, we issued net new debt for cash of approximately $195,000. Significant increases in capital will be required to fund our aggressive business plan and support the manufacturing and distribution requirements of our current artist distribution contracts. While there is no assurance that we will be successful in raising the required capital all indications through our current financing negotiations suggest that we will receive substantial capital.

Accounts Receivable

As of June 30, 2004 we had $71,065 receivables from deferred sales.

Recoupable Artist Advances

Our distribution agreements with artists require us to pay certain costs up front for the artist. These costs, depending on the contract, may include promotion, production, manufacturing, advertising, travel, etc. All of these advances are to be received from the sales of the artist recordings before any payment to the artist is made. In some instances the artist is to receive 50% of the net wholesale price we receive, in others only 25% goes to the artist. We have no reason to believe that these recoupable costs will not be received. In the event that the artist’s music does not sell successfully to recoup these costs within six months of the release of the recording we will take a charge to earnings for these costs. This account contains four artists at this time. At no time will the Company advance costs that exceed the amount recoupable from the pre-orders plus $20,000. This method is in compliance with FASB 50 paragraph 10 relating to advances against future royalties.

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

ITEM 3. CONTROLS AND PROCEDURES

Based upon the Evaluation of Disclosure controls and procedures as of July 31, 2004, the evaluation date, the Company's Chief Executive Officer indicates that controls and procedures of the Registrant designed to ensure that information required to be disclosed by it in this report filed pursuant to the Securities Exchange Act of 1934 as amended, are in place.

Changes in Internal Controls: In order to facilitate the control of information through the Company's Chief Executive Officer, its certifying officer under this Item, additional restrictions on changes to existing relationships, new relationships and flow of funds have been instituted as of the evaluation date. New accounting procedures and software will be implemented during the next fiscal year.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company is involved from time to time in litigation incidental to its business. Management believes that the outcome of current litigation will not have a material adverse effect upon the operations or financial condition of the Company and will not disrupt the normal operations of the Company.

ITEM 2. CHANGES IN SECURITIES

During the quarter ended June 30, 2004 Blue Moon Group, Inc. issued a net 1,6400,000 restricted common shares for the purchase of services and the acquisition of a subsidiary. These shares were issued with reliance on an exemption from registration requirements provided in Section 4(2) of the Securities Act of 1933.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

Exhibit 31.1

Certificate of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1

Certificate of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2003.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BLUE MOON GROUP, INC.
(Registrant)

/s/ Michael Muzio
Dated: August 19, 2004	Michael Muzio
President