Form 10QSB
period 2004-09-30
BLUE MOON GROUP INC
filed 2004-11-24
CIK 1098125

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)
|X| Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended SEPTEMBER 30, 2004

|_|    Transition report under Section 13 or 15(d) of the Exchange Act
       For the transition period from                 to
                                     -----------------  ----------------

                           Commission File No. 0-30584

                              BLUE MOON GROUP, INC.
--------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

           DELAWARE                                              16-1636770
           --------                                              ----------
State or Other Jurisdiction                                    (I.R.S.Employer
of Incorporation or Organization)                            Identification No.)

                      513 N. FRANKLIN ST., TAMPA, FL 33602
     ----------------------------------------------------------------------
                    (Address of Principal Executive Offices)

                                 (813) 223-7788
     ----------------------------------------------------------------------
                 (Issuers Telephone Number, Including Area Code)

                                       N/A
     ----------------------------------------------------------------------
              (Former Name, Former Address and Former Fiscal Year,
                         if Changed Since Last Report)

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

     Common Stock, $.0001 par value per share, 43,142,217 shares were issued and 41,967,217 were outstanding at November 15, 2004

     Transitional Small Business Disclosure Format (check one)
     Yes  [ ]      No [X]

                              BLUE MOON GROUP, INC.
                              INDEX TO FORM 10-QSB


                                                                                          Page
PART I. FINANCIAL INFORMATION
    Item 1.    Financial Statements

               Balance Sheet as of September 30, 2004  (unaudited)                          4

               Statements of Operations for the nine months and three months ended
               September 30, 2004 and  September 30, 2003 (unaudited)                       5

               Statements of Cash Flows for the nine months and three months ended
               September 30, 2004 and  September 30, 2003 (unaudited)                       6

               Statements of Stockholders Equity for the nine months ended
               September 30, 2004 and September 30, 2003 (unaudited)                        7

               Notes to Financial Statements                                                9

    Item 2.    Management's Discussion and Analysis of Financial Condition and
               Results of Operations                                                       14

    Item 3.    Controls and Procedures 16

PART II. OTHER INFORMATION

    Item 1.    Legal Proceedings                                                           17

    Item 2.    Changes in Securities                                                       17

    Item 3.    Defaults Upon Senior Securities                                             17

    Item 4.    Submissions of Matters to a Vote of Security Holders                        17

    Item 5.    Other Information                                                           17

    Item 6.    Exhibits and Reports on Form 8-K                                            18

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

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS


                              BLUE MOON GROUP, INC.
                           CONSOLIDATED BALANCE SHEET
                               SEPTEMBER 30, 2004
                                   (UNAUDITED)

                                     ASSETS
Current Assets
   Cash                                                            $          0
   Accounts receivable - trade                                           65,765
   Loans  and advances receivable - trade                               134,146
   Prepaid expenses                                                      50,307
   Inventories                                                           45,450
                                                                   ------------

        Current Assets                                                  295,668

Leasehold improvements, net                                             181,125
Property and equipment, net                                             362,100
Intellectual assets                                                      10,975
Goodwill                                                                795,712
Other assets                                                             17,850
Music library (Notes 2 and 4)                                         6,505,005
Publishing & Copyrights                                                 131,250
                                                                   ------------

Total Assets                                                       $  8,299,685
                                                                   ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
   Accounts payable                                                $    207,113
   Accrued payroll and expenses                                         291,358
   Judgments payable                                                     92,166
   Notes payable                                                        749,296
                                                                   ------------

        Current and Total Liabilities                                 1,339,933
                                                                   ------------

Stockholders' Equity
   Preferred stock, .001 par value;
     5,000,000 shares authorized, 0 issued and outstanding                   --
   Common stock, .001 par value;
     50,000,000 shares authorized, 21,679,469
       Outstanding (Note 7)                                              21,679
   Additional paid-in capital                                        22,585,147
   Subscribed unissued stock                                            525,000
   Unearned stock                                                      (195,000)
   Retained earnings                                                (15,977,074)
                                                                   ------------

        Total Stockholders' Equity                                    6,959,752
                                                                   ------------

Total Liabilities and Stockholders' Equity                         $  8,299,685
                                                                   ============
See the accompanying notes to these financial statements

                              BLUE MOON GROUP, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
     FOR THE NINE MONTHS AND THREE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003
                                   (UNAUDITED)

                                                 For the nine months                For the three months
                                                 ended September 30,                ended September 30,
                                           ------------------------------      ------------------------------
                                               2004              2003               2004              2003
                                           ------------      ------------      ------------      ------------
Revenue

Sales                                      $     91,207      $     32,565      $     91,207      $     32,565

Cost of Sales                                    37,371             6,012            37,371             6,012
                                           ------------      ------------      ------------      ------------

Gross profit                                     53,836            26,553            53,836            26,553
                                           ------------      ------------      ------------      ------------
Operating expenses
   Administrative expenses                      605,282         2,777,013           142,598           738,308
   Salaries and payroll taxes                   193,118           109,248            77,970            42,258
   Professional and outside services          1,092,155           134,270           211,658            42,800
   Debt Settlement                                   --           308,000                --           308,000
   Amortization and depreciation                 36,507            30,254            17,704            10,084
                                           ------------      ------------      ------------      ------------

        Total Operating Expense               1,927,062         3,358,785           449,930         1,141,450
                                           ------------      ------------      ------------      ------------

   Loss from operations                      (1,873,226)       (3,332,232)         (396,094)       (1,114,897)

Other expenses
   Interest expense                            (493,650)          (42,925)          (12,823)          (16,178)
   Loss on investments                               --            (5,440)               --            (5,440)
      Loss on disposal of property and
        Equipment                                    --          (108,166)               --                --
      Forgiveness of debt
                                                     --           108,379                --                --
                                           ------------      ------------      ------------      ------------
Loss before extraordinary expense and        (2,366,876)         (408,917)       (1,136,515)
  income taxes                               (3,380,384)


Extraordinary expense - casualty loss          (266,813)               --                --                --
                                           ------------      ------------      ------------      ------------

Net loss                                   $ (2,633,689)     $ (3,380,384))    $   (408,917)     $ (1,136,515)
                                     0     =================================   =============     ==============

Loss per common share -
  basic and diluted
  Loss before extraordinary item           $       (.11)     $        (30)     $       (.02)     $       (.10)

  Extraordinary item                               (.02)               --                --                --
  Net loss                                 $       (.13)     $       (.30)     $       (.02)     $       (.10)

Weighted average shares outstanding          19,591,422        11,106,501        20,933,057        11,756,859
                                           ============      ============      ============      ============

See the accompanying notes to these financial statements

                              BLUE MOON GROUP, INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003
                                   (UNAUDITED)

                                            Common Stock                                       Unearned and
                                            ------------           Paid in      Subscribed      Accumulated
                                     Shares         Amount         Capital        Stock          Deficit         Total
                                  ------------   ------------   ------------   ------------    ------------    ------------
Balance at December 31, 2002 *       5,718,948   $      5,719   $ 13,328,366             --    $ (6,209,657)   $  7,124,428
Issuance of Stock *                  6,655,521          6,656      2,266,666             --       2,273,322
Net Loss                                    --             --             --             --      (3,380,384)     (3,380,384)
                                  ------------   ------------   ------------   ------------    ------------    ------------

Balance at September 30, 2003 *     12,374,469   $     12,375   $ 15,595,032             --    $ (9,590,041)   $  6,017,366
                                  ============   ============   ============   ============    ============    ============


Balance at December 31, 2003        17,214,469   $     17,214   $ 18,781,612             --    $(13,343,385)   $  5,455,441

Issuance of Stock                    4,315,000          4,315      3,608,685             --              --       3,613,000
Issued Unearned Stock                  150,000            150        194,850   ($   195,000)             --              --
Subscribed Unissued Stock                   --             --             --        525,000              --         525,000
Net Loss                                    --             --             --             --      (2,633,689)     (2,633,689)
                                  ------------   ------------   ------------   ------------    ------------    ------------

Balance at September 30, 2004       21,679,469   $     21,679   $ 22,585,147   $    330,000    $(15,977,074)      6,959,752
                                  ============   ============   ============   ============    ============    ============


* adjusted for a forward split of 3 shares for 1 on December 15, 2003

See the accompanying notes to these financial statements

                              BLUE MOON GROUP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOW
     FOR THE NINE MONTHS AND THREE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003
                                   (UNAUDITED)

                                                            For the nine months            For the three months
                                                            ended September 30,             ended September 30,
                                                       ----------------------------      ----------------------------
                                                           2004             2003            2004             2003
                                                       -----------      -----------      -----------      -----------
Cash Flows From Operating Activities
   Net loss                                            $(2,633,689)     $(3,380,384)     $  (408,917)     $(1,136,515)
   Adjustments to reconcile net loss to net
   cash used by operating activities
     Amortization and depreciation                          36,507           30,254           17,704           10,084
     Casualty loss                                         266,813               --               --               --
     Issuance of stock for interest                         14,588               --               --               --
     Issuance of stock for debt conversion                 447,912               --               --               --
     Issuance of stock for services                      1,503,000         (196,308)         204,350               --
                                                       -----------      -----------      -----------      -----------

Changes in operating assets and liabilities (net
   of effects from acquisition of business):
   Accounts, loans receivable and advances - trade         (71,204)        (258,565)         (60,704)        (181,500)
   Marketable securities                                        --            7,800               --               --
   Inventories                                             (13,490)           1,479           (7,220)           6,012
   Prepaid expenses and other assets                       (30,797)       1,298,687            6,071          430,437
   Accounts payable and accrued expenses                  (225,140)         113,882           52,976           53,475
                                                       -----------      -----------      -----------      -----------

   Net cash flow used by operating activities             (705,500)      (2,383,155)        (195,740)        (661,272)
                                                       -----------      -----------      -----------      -----------

Cash flows from investing activities
       Loans receivable                                    (50,800)              --          (13,715)              --
   Acquisition of property, plant and equipment           (124,904)          (3,620)              --           (3,134)
                                                       -----------      -----------      -----------      -----------
       Purchase of intellectual property                    (7,380)              --               --               --
                                                       -----------      -----------      -----------      -----------
   Net cash used by investing activities                  (183,084)          (3,620)         (13,715)          (3,134)
                                                       -----------      -----------      -----------      -----------

Cash flows from financing activities
   Proceeds from issuance of debt                          202,010          166,878            7,193           67,640
   Stock sold for capital or assets                        565,000        2,467,131               --          844,000
                                                       -----------      -----------      -----------      -----------

   Net cash provided by financing activities             1,282,230        2,634,009            7,193          911,640
                                                       -----------      -----------      -----------      -----------

     Net increase (decrease) in cash
                and cash equivalents                      (121,574)         247,234         (202,262)         247,234


     Cash at beginning of period                           121,574               --          202,262               --
                                                       -----------      -----------      -----------      -----------

     Cash at end of period                             $         0      $   247,234      $         0      $   247,234
                                                       ===========      ===========      ===========      ===========


The accompanying notes are an integral part of these financial statements


                                                 For the nine months            For the three months
                                                 ended September 30,             ended September 30,
                                             ----------------------------     ----------------------------
                                                2004             2003           2004            2003
                                             -----------      -----------     -----------    -----------
SUPPLEMENTAL CASH FLOW INFORMATION:

   Stock Issued In Exchange for Goods and
     Services and Marketable Securities       $1,469,700     $ (196,308)     $  171,000     $    --

Cash Paid for Interest                        $        5     $       --      $        5     $    --

Cash Paid for Income Tax                      $       --     $       --      $       --     $    --

                              BLUE MOON GROUP, INC.
                   Notes to Consolidated Financial Statements

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

Operating results for the nine-month period ended September 30, 2004, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2004.

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

Note 3 - Acquisitions

On September 1, 2004 the Company made an asset acquisition through its Got Pizza Holdings, Inc. subsidiary of Got Pizza - Original and Got Pizza - Division, both located in Chicago, IL and a stock purchase of Smuzio Enterprises, Inc. that has a subsidiary Got Pizza Pizzeria and Music Cafe, Inc. in Tampa, FL all were acquired from current interested shareholders. The Company has included the pertinent financial data in the restaurant segment of this report. These acquisitions will require the issuance 1,152,777 restricted common shares to the various owners. It is expected that these shares will be issued on or around November 20, 2004. The shares and their values have been reported in the Shareholders Equity section of the consolidated balance sheet for the period ended September 30, 2004 as Subscribed/ unissued stock.

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

                              BLUE MOON GROUP, Inc.
                   Notes to Consolidated Financial Statements


Note 4 - Summary of Significant Accounting Policies

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

With the purchase of the Got Pizza Pizzeria and Music Cafe, Inc. locations the Company is moving into a new concept for distribution of its music direct to consumers with the added benefit of revenue from the sale of Italian foods in an entertainment based facility. The Company believes this expansion into a new segment will enhance its opportunity to achieve profitability in the near future and put it on the map as a new concept entertainment marketing.

Revenue Recognition
---------------------

Revenue is recognized when product is shipped with an offset for possible returns. Additional revenue is recorded when recording or promotional contracts are billed upon completion of the services. The restaurants report revenue as it is received.

Equipment and Depreciation
---------------------

Depreciation has been provided on a straight-line basis for financial accounting purposes using the straight-line method over the shorter of the asset's estimated life or the lease term. The estimated useful lives of the assets are as follows:

Record and production equipment             5-7 Years
Website development                         5-7 Years
Leasehold improvements                     3-10 Years
Restaurant Equipment                        5-7 Years

Principles of Consolidation
---------------------------

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. Intercompany transactions have been eliminated.

                              BLUE MOON GROUP, Inc.
                   Notes to Consolidated Financial Statements


Note 4 - Summary of Significant Accounting Policies (continued)

Going Concern
------------------

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company has incurred losses from operations over the years and anticipates additional losses in fiscal year 2004. In addition, the Company has negative working capital of ($1,044,265). These circumstances raise substantial doubt about the Company's ability to continue as a going concern. These financial statements do not include any adjustments relating to the recoverability and classifications of carrying amounts that might result should the Company be unable to continue as a going concern.

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

                              BLUE MOON GROUP, Inc.
                   Notes to Consolidated Financial Statements


Note 4 - Summary of Significant Accounting Policies (continued)

Comprehensive Net Loss
-----------------------

There is no difference between the Company's net loss as reported for any of the periods reported herein and the Company's comprehensive loss, as defined by the Statement of Financial Accounting Standards No. 130.

Note 5 - Property and Equipment

Depreciation and amortization for the nine months and three months ended September 30, 2004 and 2003 were $36,507 and $30,254 and $17,704 and $10,084, respectively.

Property plant and equipment consist of the following:
                                                           September 30,
                                                        2004            2003
                                                     ---------        ---------
Production equipment                                 $  10,129        $ 220,179
Office equipment, furniture and fixtures               198,594           36,232
Restaurant equipment                                   173,287               --
Leasehold improvements                                 204,608               --
                                                     ---------        ---------
                                                       586,618          256,411
Less accumulated depreciation                          (43,393)         (32,967)
                                                     ---------        ---------
                                                     $ 543,225        $ 223,444
                                                     =========        =========

Note 6 - Transactions - Related Party

During 2003 and 2004, the President of the Company has been a lender of funds to the Company. As of December 31, 2003 and September 30, 2004, the outstanding balances due him are $48,007 and $273,882. The interest rate is 7% per annum.

In March 2004, the President of the Company received 300,000 shares of restricted common stock in payment of $178,750 of accrued salary and repayment of accounts payable in the amount of $109,250.

In March 2004, the Company issued 250,000 restricted common stock shares for a consulting contract with a company that the President of Blue Moon Group is a minority shareholder.

In September 2004, the Company purchased Smuzio Enterprises, Inc. ncluding its Got Pizza Music Cafe - Tampa subsidiary for $65,000 or 180,555 restricted common shares from the Company President

                              BLUE MOON GROUP, Inc.
                   Notes to Consolidated Financial Statements


Note 7 - Recent Sales of Unregistered Securities

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

In June 2004, the Company issued 625,000 shares of restricted common stock for the receipt of $325,000 in cash from three separate transactions.

In July 2004, the Company issued 400,000 shares of restricted common stock for $175,000 that has been received in the quarter ended June 30, 2004. The Company also issued 5,000 restricted common shares for web site improvements at a cost $3,350.

In August 2004, the Company issued 450,000 restricted common shares for two consulting contracts with a total value of $171,000.

Note 8 - Common Stock

The outstanding stock of the Company, as adjusted, was 21,679,469 shares and 12,374,469 shares at September 30, 2004 and 2003, respectively.

                              BLUE MOON GROUP, Inc.
                   Notes to Consolidated Financial Statements


Note 9 - Earnings per Common Share

Earnings per share of common stock have been computed based on the weighted average number of shares outstanding. The weighted average number of shares used to compute the earnings per share at September 30, 2004 and 2003 was 19,591,422 and 11,106,501, respectively.

Note 10 - Segment Information

The Company has two reportable segments starting in the three month period ended September 30, 2004. These segments are entertainment and restaurant. The "other" column represents the expenses incurred for public company expenses including legal, accounting and other public company costs.

For the three months ended September 30, 2004, information regarding operations by segment is as follows:

                               Entertainment   Restaurant          Other            Total
                               -------------   ----------          -----            -----
Revenue                       $     6,000      $    85,207      $        --      $    91,207
Interest expense              $        --      $         5      $    12,818      $    12,823
Depreciation and
  amortization                $    15,309      $     2,395      $        --      $    17,704
                              -----------      -----------      -----------      -----------
Net (loss)                    $  (332,921)     $   (39,781)     $   (36,215)     $  (408,917)
                              ===========      ===========      ===========      ===========

For the nine months ended September 30, 2004, information regarding operations by segment is as follows:

                              $     6,000      $    85,207      $        --      $    91,207
Interest expense              $        --      $         5      $   493,646      $   493,651
Depreciation and
   amortization               $    34,112      $     2,395      $        --      $    36,507
                              -----------      -----------      -----------      -----------
Net (loss)                    $(2,049,682)     $   (39,781)     $  (544,226)     $(2,633,689)
                              ===========      ===========      ===========      ===========

Property and equipment
  net of accumulated
  depreciation                $   170,960      $   362,100      $        --      $   543,225

Segment assets                $ 7,794,955      $   504,730      $        --      $ 8,299,685

Note 11 - Subsequent Events

In November 2004, the Company completed a merger with its subsidiary BMOO Acquisitions, Inc. and Got Pizza Music Cafe Clearwater I, Inc. that required the issuance of 20,000,000 common shares as escrow for up to $1,000,000 in cash. The Company received $500,000 and will have up to 6,000,000 of the escrow shares released depending on the final price negotiated. The Company will begin operation of the Clearwater, FL facility upon completion of remodeling.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         RESULTS OF OPERATIONS

The Company owns five subsidiaries that operate in the entertainment and restaurant sectors during the three and nine month period ended September 30, 2004. Our presentation is per segment for each of these periods to assist the reader in a more comprehensive understanding of our operations.

ENTERTAINMENT OPERATIONS

The entertainment segment includes the parent entertainment operations and those of its subsidiaries, Nebulous Records, Inc. and Blue Moon Records, Inc. These operations, include sales of pre-recorded music, artist development and re-mixing and recording studio operations.

RESTAURANT OPERATIONS

The restaurant segment includes the new acquired Got Pizza Pizzeria and Music Cafe, Inc. locations in Tampa, FL and the two locations in Chicago, Il. These locations sell Italian foods and the music of the entertainment operations. These locations provide the opportunity for the clientele to preview and listen to the Company's library of music and to be entertained by certain of its artists on a recurring basis.

COMPARISON OF THE RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003

General

The Company's consolidated net sales increased to $91,207 for the three months ended September 30, 2004 an increase of 100% from $0 for the three months ended September 30, 2003. This increase was due to $6,000 in sales of music compact discs and a song licensing arrangement and $85,207 in restaurant sales.

Gross profit from consolidated operations increased to $53,836 for the three months ended September 30, 2004 from $0 for the period ended September 30, 2003. Gross profit as a percentage of consolidated net sales was 59%. The majority of the increase was attributed to the inclusion of our restaurant operations.

The Company incurred consolidated interest expense of $12,823 for the three months ended September 30, 2004 which was a 20.7% decline from $16,178 for the same period in 2003. The decrease was attributable to the reduction of notes payable in the reporting periods.

Selling, general and administrative expenses decreased to $432,226 for the three months ended September 30, 2004 from $823,366 for the corresponding period in 2003. Several factors led to the decline including the reduction of consulting expenses of approximately $520,000, these savings were offset by restaurant expenses of approximately $85,000.

The net consolidated loss for the three months ended September 30, 2004 was $408,917 down from $1,136,515 for the same period in 2003. The primary reasons for the reduction in the net consolidated loss were attributed to the factors listed above and the lack of a $308,000 debt settlement expense.

Consolidated depreciation expense rose to $17,704 for the three months ended September 30, 2004 from $10,084 for the corresponding period in 2003. The increase is from the inclusion of the restaurant subsidiaries and the additional equipment purchased with the Blue Moon Records, Inc. acquisition.

Entertainment Operations

The entertainment operations consisting of the Blue Moon Group, Inc, Nebulous Records, Inc. and Blue Moon Records, Inc. provided net sales of $6,000 for the three months ended September 30, 2004, a 100% increase from $0 sales for the same period in 2003.

The gross profit was 100% for the three months ended September 30, 2004 compared to $0 in gross profit for the three months ended September 30, 2003.

Selling, general and administrative expenses declined to $324,877 for the three months ended September 30, 2004 from $792,045 for the three months ended September 30, 2003. The decrease is in the reduction of consulting expenses.

The entertainment operations incurred a net loss of $332,921 for the three months ended September 30, 2004 compared to $829,862 for the three months ended September 30, 2003. The decrease is related to the decrease in selling, general and administrative expense and the inclusion of $6,000 in sales.

Restaurant Operations

The restaurant operations were purchased on September 1, 2004. Net sales were $85,207 for the three months ended September 30, 2004 with gross profit of $47,836 in the period.

Selling, general and administrative expenses for the three months ended September 30, 2004 were $85,217 excluding depreciation expense.

Restaurant operations incurred a net loss of $39,781 for the three months ended September 30, 2004.

COMPARISON OF THE RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003

General

The Company's consolidated net sales increased to $91,207 for the nine months ended September 30, 2004 an increase of 100% from $0 for the nine months ended September 30, 2003. This increase was due to $6,000 in sales of music compact discs and a song licensing arrangement and $85,207 in restaurant sales.

Gross profit from consolidated operations increased to $53,836 for the nine months ended September 30, 2004 from $0 for the period ended September 30, 2003. Gross profit as a percentage of consolidated net sales was 59%. The majority of the increase was attributed to the inclusion of our restaurant operations.

The Company incurred consolidated interest expense of $493,650 for the nine months ended September 30, 2004 increasing from $42,925 during the same period in 2003. The increase was attributable to the expensing of warrants issued in a private placement.

Selling, general and administrative expenses increased to $1,890,555 for the nine months ended September 30, 2004 from $959,114 for the corresponding period in 2003. Several factors led to the increase including the increase in consulting expenses of approximately $281,000, restaurant expenses of approximately $85,000, professional fees of $167,000, rent $31,000 and the remainder in general increases as operations increased.

The net consolidated loss for the nine months ended September 30, 2004 was $2,633,689 down from $3,380,384 for the same period in 2003. The primary reasons for the reduction in the net consolidated loss were attributed to the factors listed above and the lack of a $308,000 debt settlement and a decrease in public company expenses $2,006,323.

Consolidated depreciation expense rose to $38,507 for the nine months ended September 30, 2004 from $30,254 for the corresponding period in 2003. The increase is from the inclusion of the restaurant subsidiaries and the additional equipment purchased with the Blue Moon Records, Inc. acquisition.

Entertainment Operations

The entertainment operations consisting of the Blue Moon Group, Inc, Nebulous Records, Inc. and Blue Moon Records, Inc. provided net sales of $6,000 for the nine months ended September 30, 2004, a 100% increase from $0 sales for the same period in 2003.

The gross profit was 100% for the nine months ended September 30, 2004 compared to $0 in gross profit for the three months ended September 30, 2003.

Selling, general and administrative expenses increased to $1,832,296 for the nine months ended September 30, 2004 from $928,959 for the nine months ended September 30, 2003. Several expenses increased including, $281,000 in consulting expenses, $167,000 in professional fees and the remainder in an overall increase in general expenses.

The entertainment operations incurred a net loss of $2,049,682 for the nine months ended September 30, 2004 compared to $928,859 for the nine months ended September 30, 2003. The increase is related to the decrease in selling, general and administrative expense and the inclusion of $6,000 in sales.

Restaurant Operations

The restaurant operations were purchased on September 1, 2004. Net sales were $85,207 for the three months ended September 30, 2004 with gross profit of $47,836 in the period.

Selling, general and administrative expenses for the three months ended September 30, 2004 were $85,217 excluding depreciation expense.

Restaurant operations incurred a net loss of $39,781 for the three months ended September 30, 2004.

         LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2004 we had $0 cash. Sufficient cash to finance operations for the short term is available. We will continue to seek additional capital for growth and acquisitions. Historically we have financed our operations with short-term convertible debt or through the issuance of equity in the form of our common stock. During the current quarter and the nine month period ended September 30, 2004, we issued net new debt for cash of approximately $229,836 and $626,316 respectively. Significant increases in capital will be required to fund our aggressive business plan and support the manufacturing and distribution requirements of our current artist distribution contracts. While there is no assurance that we will be successful in raising the required capital all indications through our current financing negotiations suggest that we will receive substantial capital.

         ACCOUNTS RECEIVABLE

As of September 30, 2004 we had $65,765 receivables from deferred sales.

         RECOUPABLE ARTIST ADVANCES

Our distribution agreements with artists require us to pay certain costs up front for the artist. These costs, depending on the contract, may include promotion, production, manufacturing, advertising, travel, etc. All of these advances are to be received from the sales of the artist recordings before any payment to the artist is made. In some instances the artist is to receive 50% of the net wholesale price we receive, in others only 25% goes to the artist. We have no reason to believe that these recoupable costs will not be received. In the event that the artist's music does not sell successfully to recoup these costs within nine months of the release of the recording we will take a charge to earnings for these costs. This account contains four artists at this time. At no time will the Company advance costs that exceed the amount recoupable from the pre-orders plus $20,000. This method is in compliance with FASB 50 paragraph 10 relating advances against future royalties.

         OPERATIONS

Blue Moon Group, Inc. has completed a total restructuring of its operations and has changed its product and business mix and included restaurant operations and an additional recording studio and music library.

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

ITEM 3.  CONTROLS AND PROCEDURES

Based upon the Evaluation of Disclosure controls and procedures as of October 31, 2004, the evaluation date, the Company's Chief Executive Officer indicates that controls and procedures of the Registrant designed to ensure that information required to be disclosed by it in this report filed pursuant to the Securities Exchange Act of 1934 as amended, are in place.

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

ITEM 2.  CHANGES IN SECURITIES

During the quarter ended September 30, 2004 Blue Moon Group, Inc. issued a net 855,000 restricted common shares for the purchase of services rendered. These shares were issued with reliance on an exemption from registration requirements provided in Section 4(2) of the Securities Act of 1933.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5.  OTHER INFORMATION

None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         Exhibit 10.1      Stock Purchase Agreement with Smuzio, Inc.

         Exhibit 10.2      Asset Purchase Agreement Got Pizza - Orginal

         Exhibit 10.3      Asset Purchase Agreement Got Pizza - State Street

         Exhibit 31.1 Certificate of Chief Executive Officer and Chief Financial Officer

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

                                            BLUE MOON GROUP, INC.
                                            (Registrant)


                                            /s/ Michael Muzio
                                            -----------------
Dated: November 22, 2004                    Michael Muzio
                                            President